Form 10QSB
period 1999-03-31
A M S MARKETING INC
filed 1999-05-17
CIK 1070045

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-25413

                            A. M. S. MARKETING, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

               DELAWARE                                65-0854589
     (State or Other Jurisdiction                    (IRS Employer
  of Incorporation or Organization)                Identification No.)


     7040 W. PALMETTO PARK ROAD, BUILDING 4, SUITE 572, BOCA RATON, FL 33433

                    (Address of Principal Executive Offices)

                                 (561) 218-2140
                 Issuer's Telephone Number, Including Area Code


          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    No x


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 1999, the registrant had 4,588,900 shares of Common Stock outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

                            A. M. S. MARKETING, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1999



                                                                                      Page
                            INDEX                                                    Number

PART I  FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheets at March 31, 1999 and December 31, 1998         3

            Consolidated Statement of Operations for the three month periods
                     ended March 31, 1999 and March 31, 1998                            4

            Statements of Shareholders' Equity from December 31, 1996
                     through March 31, 1999                                             5

            Statements of Cash Flows for the three month periods
                     ended March 31, 1999 and March 31, 1998                            6

            Notes to Consolidated Financial Statements                                  7

Item 2      Management's Discussion and Analysis or Plan of Operation                   9


PART II

Item 1      Legal Proceedings                                                          11
Item 2      Changes in Securities                                                      11
Item 3      Defaults Upon Senior Securities                                            11
Item 4      Submission of Matters to a Vote of Security Holders                        11
Item 5      Other Information                                                          11
Item 6      Exhibits and Reports on Form 8-K                                           11



                             A.M.S. MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           March 31, 1999          December 31, 1998
                                                                           --------------          -----------------
                                                                            (UNAUDITED)
CURRENT ASSETS:

         Cash and cash equivalents                                              $ 22,898                $ 35,470

         Accounts Receivable - Trade                                                 513                     898

         Prepaid Expenses                                                            455                     455
                                                                           -------------          --------------

                  Total Current Assets                                          $ 23,866                $ 36,823
                                                                           -------------          --------------

OTHER ASSETS:

         Security Deposits                                                           430                     430
                                                                           -------------          --------------

                  Total Assets                                             $      24,296          $       37,253
                                                                           =============          ==============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

                  Total Current Liabilities                                 $          0            $          0
                                                                            ------------            ------------


SHAREHOLDERS' EQUITY:

         Common Stock, $ .001 par value,
            20,000,000 shares authorized;
            4,588,900 shares issued and outstanding                                4,588                   4,588

         Additional paid-in capital                                               45,812                  45,812

         Deficit accumulated during development stage                            (22,304)                 (9,347)

         Deficit accumulated prior to development stage                           (3,800)                 (3,800)
                                                                           --------------         ---------------

                  Total Shareholders' Equity                                      24,296                  37,253
                                                                           -------------          --------------

                  Total Liabilities and Shareholders' Equity                    $ 24,296                $ 37,253
                                                                           =============          ==============



See accompany notes to financial statements     3

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                                     THREE MONTHS ENDED MARCH 31               CUMULATIVE
                                                                                                              DEVELOPMENT
                                                                1999                        1998             STAGE AMOUNTS
                                                                ----                        ----             -------------
                                                             (UNAUDITED)                 (UNAUDITED)

REVENUES                                                       $ 6,033                    $    0                 $ 17,179


GENERAL AND ADMINISTRATIVE EXPENSES                             18,990                       302                   39,483
                                                                ------                      ----                   ------

NET(LOSS)                                                     $(12,957)                   $ (302)                $(22,304)
                                                              =========                   =======                ========



PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING DURING THE PERIOD                 4,469,620                 2,000,000               2,823,207
                                                              =========                 =========               =========

BASIC (LOSS) PER SHARE                                       $    (.003)                $      -                $   (.008)
                                                             ==========                 =========               =========






See accompany notes to financial statements        4

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  FROM DECEMBER 31, 1996 THROUGH MARCH 31, 1999



                                                      Common Stock
                                                    $.001 Par Value     Additional
                                                   -----------------      Paid-In      Accumulated
                                                   Shares        Amount   Capital       (Deficit)     Total
                                                   ------        ------   -------       ---------     -----

Balance - December 31, 1996 (as
     previously reported)                             1,000   $   1,000   $   3,476    $  (4,476)   $    --

1000 for 1 Stock Exchange, Effective
     July 31, 1998                                  999,000        --          --           --           --

2 for 1 Stock Split, Effective January 25, 1999   1,000,000       1,000      (1,000)        --           --
                                                  ---------   ---------   ---------    ---------    ---------

Balance - (Restated) December 31, 1996            2,000,000       2,000       2,476       (4,476)        --

Contribution to capital                                --          --           224         --           224

Net loss for period                                    --          --          --           (224)       (224)
                                                  ---------   ---------   ---------    ---------    ---------

Balance - (Restated) December 31, 1997            2,000,000   $   2,000   $   2,700    $  (4,700)   $    --

Sale of Common Stock for cash                     1,294,450       1,294      44,406         --        45,700

2 for 1 Stock Split Effective January 25, 1999    1,294,450       1,294      (1,294)        --           --

Net loss for period                                    --          --          --         (8,447)     (8,447)
                                                  ---------   ---------   ---------    ---------    ---------

Balance - December 31, 1998                       4,588,900   $   4,588   $  45,812    $ (13,147)   $  37,253

Net loss for period                                    --          --          --        (12,957)     (12,957)
                                                  ---------   ---------   ---------    ---------    ---------

Balance - March 31, 1999                          4,588,900   $   4,588   $  45,812    $ (26,104)   $  24,296
                                                  =========   =========   =========    =========    =========


See accompany notes to financial statements                   5

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                         Cumulative
                                                                                    Three Months Ended   Development
                                                                                         March 31           Stage
                                                                                     1999         1998      Amounts
                                                                                     ----         ----    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                                    $(12,957)   $   (302)   $(22,304)

       Adjustments to reconcile net loss to Net cash used in operating activities:
                    Accounts receivable(increase)decrease                               385        --          (513)
                    Prepaid expenses(increase)decrease                                 --          --          (455)
                    Security deposit(increase)decrease                                 --          --          (430)
                                                                                   --------    --------    --------

       Net cash (used in) operating activities                                      (12,572)       (302)    (23,702)

CASH FLOWS FROM FINANCING ACTIVITIES:

       Shareholder working capital contributions                                       --          --           900
       Issuance of Common Stock                                                        --         1,200      45,700
       Proceeds from borrowings                                                        --          --         7,500
       Principal repayment of borrowings                                               --          --        (7,500)
                                                                                   --------    --------    --------

       Net cash provided by financing activities                                       --         1,200      46,600
                                                                                   --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (12,572)        898      22,898

CASH AND CASH EQUIVALENTS
       -BEGINNING OF PERIOD                                                          35,470        --          --
                                                                                   --------    --------    --------

CASH AND CASH EQUIVALENTS
       -END OF PERIOD                                                              $ 22,898    $    898    $ 22,898
                                                                                   ========    ========    ========


See accompany notes to financial statements      6

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            Operations - A.M.S. Marketing, Inc. (the "Company") was incorporated in the State of Delaware on July 23, 1998. The Company is pursuing its business plan of marketing pre-owned name brand copy machines from a sales facility located in Pompano Beach, Florida, owned by an unrelated third party.

            On July 31, 1998, the Company acquired the assets, liabilities, and operations of Parkview Management, Inc. The business combination was accounted for in a manner similar to a pooling of interest because the shareholders of Parkview Management, Inc. received 100% of the stock of A.M.S. Marketing, Inc. as a result of the merger. Accordingly, historical values of Parkview Management, Inc. are reflected in the consolidated financial statements of the successor entity, A.M.S. Marketing, Inc.

            Consolidation - The consolidated financial statements include the accounts of the Company and Parkview Management, Inc. (a development stage company). Inter-company transactions and accounts have been eliminated.

            Development Stage - The Company's management is in the process of raising working capital, developing a business plan and commencing operations. Accordingly, the Company is classified as a development stage company.

            Parkview Management, Inc. conducted no business operations effectively from January 1, 1994 through December 31, 1997. Accordingly, it is classified as a development stage company for that period of time. Cumulative operating expenses and cash flows are combined with those of A.M.S. Marketing, Inc. in the accompanying statements of operations and cash flows.

            Cash Equivalents - Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents.

            Loss Per Share - Loss per share for the period is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. There are no common stock equivalents.

            All per share amounts are retroactively restated to reflect the capitalization of the successor entity, A.M.S. Marketing, Inc., and the January 25, 1999 stock split.

NOTE B -    COMMON STOCK
            ------------

            Prior to the merger with Parkview Management, Inc., the Company sold to a promoter and another individual the equivalent of 1,250,000 (pre split) common shares at par value for consideration of $ 1,250.

            The Company sold 44,450 pre-split shares of its common stock, at $1.00 per share, to investors during 1998. The offering was made in accordance with the Securities Act of 1933, Rule 504, Regulation D.

NOTE C -    STOCK SPLIT
            -----------

            On January 11, 1999, the Company's Board of Directors declared a two-for-one stock split to shareholders of record on January 25, 1999. Share and per share data for all periods presented have been adjusted to reflect the split.



NOTE D -    UNAUDITED FINANCIAL STATEMENTS
            ------------------------------

            The financial statements as of March 31, 1999, and for the period ended March 31, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-SB/A.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is in the development stage having recommenced operations in June 1998 after being inactive for several years. Accordingly, management believes that comparisons between the results of operations for the three months ended March 31, 1999 (the "1999 First Quarter") and the same period in prior years would not be meaningful.

The Company is currently engaged in marketing activities for an unrelated party and has no employees other than its president who is unsalaried. The Company does not anticipate hiring any employees, purchasing any plant or significant equipment or conducting any product research and development during the next
(12) months. The Company also does not anticipate initiating any sales activities for its own account until such time as the Company's resources permit.

During the next 12 months, the Company expects to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummaton, as well as shareholder approval thereof, may not be required. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

As discussed below, the 1999 First Quarter was characterized by nominal revenues offset by significant professional fees and expenses associated with the Company becoming a reporting issuer.

Results of Operations

Revenues in the 1999 First Quarter were approximately $6,000 and expenses were approximately $19,000, resulting in a net loss for such period in the amount of approximately $13,000. Of the $19,000 of expenses, approximately $13,500 represented legal, accounting and other related expenses incurred in connection with the Company becoming a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of March 31, 1999, the Company's principal sources of liquidity consisted of cash of $22,898 and accounts receivable of $513. The Company believes that such sources will be sufficient to allow it to operate with minimum revenues over the next twelve months.

The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                27.1 Financial Data Schedule

         (b) Reports on Form 8-K
                None


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    A. M. S. MARKETING, INC.
                                           (Registrant)

Date:  May 17, 1999                 By:  /s/ Alfred M. Schiffrin
                                      --------------------------
                                            Alfred M. Schriffrin
                                            President