Form 10QSB
period 1999-06-30
A M S MARKETING INC
filed 1999-08-03
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-25413


                             A.M.S. MARKETING, INC.
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

                                 (561) 218-2140
                 Issuer's Telephone Number. Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _x_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 1, 1999 the registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1999


           Index                                                          Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheets at June 30, 1999 and
              December 31, 1998                                             3

           Consolidated Statement of Operations for the six
               month periods ended June 30, 1999 and June 30, 1998          4

           Statements of Shareholders' Equity from December 31, 1996
                through June 30, 1999                                       5

           Statement of Cash Flows for the six month periods
                  ended June 30, 1999 and June 30, 1998                     6

           Notes to Consolidated Financial Statements                       7

Item 2     Management's Discussion and Analysis of Plan
                   of Operation                                             9

PART II

Item 1     Legal Proceedings                                               11
Item 2     Changes in Securities                                           11
Item 3     Defaults Upon Senior Securities                                 11
Item 4     Submission of Matters to a Vote of Security Holders             11
Item 5     Other Information                                               11
Item 6     Exhibits and Reports on Form 8 - K                              11


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                         JUNE 30, 1999         DECEMBER 31, 1998
                                           (UNAUDITED)
CURRENT ASSETS:

   Cash and cash equivalents                  $ 13,363                  $ 35,470

   Accounts Recievable - Trade                     500                       898

   Prepaid Expenses                                455                       455
                                          ------------              ------------

         Total Current Assets                 $ 14,318                  $ 36,823
                                          ------------              ------------

OTHER ASSETS:

   Security Deposits                               430                       430
                                          ------------              ------------

         Total Assets                         $ 14,748                  $ 37,253
                                          ============              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
          Total Current Liabilities       $          0              $          0
                                          ------------              ------------

SHAREHOLDERS' EQUITY

   Common Stock, $ .001 par value,
     20,000,000 shares authorized;
     4,588,900 shares issued and outstanding     4,588                     4,588

   Additional paid-in capital                   45,812                    45,812

   Deficit accumulated during
     developmental stage                      (31,852)                   (9,347)

   Deficit accumulated prior to
     developmental stage                      ( 3,800)                   (3,800)
                                          ------------              ------------



           Total Shareholders' Equity           14,748                    37,253
                                          ------------              ------------

           Total Liabilities and              $ 14,748                  $ 37,253
              Shareholders' Equity        ============              ============

                      A.M.S. MARKETING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                        Six Months Ended                   Three Months Ended
                                                             June 30                              June 30                Cumulative
                                                                                                                         Development
                                                   1999              1998                 1999            1998         Stage Amounts
                                                (UNAUDITED)       (UNAUDITED)          (UNAUDITED)     (UNAUDITED)

REVENUES                                          $ 7,798           $ 500              $ 1,765             $ 500            $ 18,944

GENERAL AND ADMINISTRATIVE EXPENSES                30,303             392               11,312                90              50,795
                                               ----------      ----------            ---------         ---------         -----------

NET GAIN (LOSS)                                $( 22,505)           $ 108             $(9,547)             $ 410         $  (31,851)
                                               ==========      ===========           =========         =========         ===========

PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD         4,588,900       2,000,000            4,588,900         2,000,000           2,823,207
                                                =========      ==========            =========         =========         ===========

BASIC (LOSS) PER SHARE                          $  (.005)      $        -            $  (.002)         $       -         $    (.011)
                                                =========      ==========            =========         =========         ===========


                      A.M.S. MARKETING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   FROM DECEMBER 31, 1996 THOUGH JUNE 30, 1999
                                                                   Common Stock            Additional
                                                                 $.001 Par Value            Paid-In         Accumulated
                                                               Shares       Amount          Capital          (Deficit)      Total


Balance - December 31, 1996 (as previously reported)           1,000       $ 1,000           $ 3,476         $ (4,476)       $   -

1000 for 1 Stock Exchange, Effective July 31, 1998           999,000             -                 -                -            -

2 for 1 Stock Split, Effective January 25, 1999            1,000,000         1,000           (1,000)                -            -
                                                           ---------     ---------        ----------        ----------     ---------

Balance - (Restated) December 31, 1996                     2,000,000         2,000             2,476           (4,476)           -

Contribution to Capital                                            -             -               224                 -          224

Net loss for period                                                -             -                 -             (224)        (224)
                                                          ----------     ----------       -----------       ----------     ---------

Balance - (Restated) December 31, 1997                     2,000,000       $ 2,000           $ 2,700         $ (4,700)      $    -

Sale of Common Stock for cash                              1,294,450         1,294            44,406                 -      45,700

2 for 1 Stock Split Effective January 25, 1999             1,294,450         1,294           (1,294)                 -           -

Net loss for period                                                -             -                 -           (8,447)      (8,447)
                                                          ----------     ---------        ----------        ----------     ---------

Balance - December 31, 1998                                4,588,900      $  4,588          $ 45,812        $ (13,147)     $ 37,253

Net loss for period                                                -             -               -            (22,505)     (22,505)
                                                          ----------     ---------        ----------        ----------     ---------

Balance June 30, 1999                                      4,588,900       $ 4,588          $ 45,812        $ (35,652)     $ 14,748
                                                          ==========     =========        ==========        ==========     =========

                                        5

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 INCREASE(DECREASE) IN CASH AND CASH EQUIVELENTS

                                                                               Six Months Ended                Cumulative
                                                                                   June 30                  Development Stage
                                                                             1999           1998                 Amounts
                                                                             ----           ----                 -------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Gain(Loss)                                                        $ (22,505)      $  108              $ (31,852)

    Adjustments to reconcile net loss to Net cash used in operating activities:
               Accounting receivable(increase)decrease                          398            -                   (500)
               Prepaid expense(increase)decrease                                  -            -                   (455)
               Security Deposit(increase)decrease                                 -            -                   (430)
                                                                          ---------      -------              ----------


         Net cash(used in) operating activities                            (22,107)          108                (33,237)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Shareholder working capital contributions                                -            -                    900
         Issuance of Common Stock                                                 -        1,250                 45,700
         Proceeds from borrowing                                                  -            -                  7,500
         Principal Repayment of borrowings                                        -            -                (7,500)
                                                                          ---------      -------              ---------


         Net cash provided by financing activities                                -        1,250                 46,600
                                                                          ---------      -------              ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                            (22,107)        1,358                 13,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              35,470            -                      -
                                                                          ---------            -              ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $  13,363      $ 1,358              $  13,363
                                                                          =========      =======              =========


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE A-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Operations - A.M.S. Marketing, Inc., (the "Company") was incorporated in the State of Delaware on July 23, 1998. The Company is pursuing its business plan of marketing pre-owned name brand copy machines from a sales facility located in Pompano Beach, Florida, owned by an unrelated third party.

          On July 31, 1998, the Company acquired the assets, liabilities, and operations of Parkview Management, Inc. The business combination was accounted for in a manner similar to a pooling of interest because the shareholders of Parkview Management, Inc. received 100% of the stock of A.M.S. Marketing, Inc. as a result of the merger. Accordingly historical values of Parkview Management, Inc. are reflected in the consolidated financial statements of the successor entity, A.M.S. Marketing, Inc.

          Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Parkview Management, Inc. (a development stage company). Inter-company transactions and accounts have been eliminated.

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

          Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          All per share amounts are   retroactively   restated  to  reflect  the
          capitalization of the successor entity, A.M.S. Marketing, Inc. and the January 25, 1999 stock split.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


NOTE B -  COMMON STOCK

          Prior to the merger with Parkview Management, Inc. the Company sold to a promoter and another individual the equivalent of 1,250,000 (pre-split) common shares at par value for consideration of $ 1,250.

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


NOTE D -  UNAUDITED FINANCIAL STATEMENTS


          The financial statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-SB/A.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

         The Company is in the development stage having recommenced operations in June 1998 after being inactive for several years. Accordingly, management believes that comparisons between the results of operations for the three month and six month periods ended June 30, 1999 and the same periods in prior years would not be meaningful.

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

         During the next 12 months the Company expects to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law and depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well as shareholders' approval thereof, may not be required. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

         As discussed below, the six month period ended June 30, 1999 was characterized by nominal revenues offset by significant professional fees and expenses associated with the Company becoming a reporting issuer.

         Results of Operations

         Revenues in the three month period ended June 30, 1999 (the "1999 Second Quarter") were approximately $1,765 and expenses were approximately $11,313, resulting in a net loss for the 1999 Second Quarter of approximately $9,548. Of the $11,313 of expenses, approximately $6,270 represented legal, accounting and other related expenses incurred in connection with the Company becoming a reporting issuer.

         Revenues in the three month period ended March 31, 1999 (the "1999 First Quarter") were approximately $6,033 and expenses were approximately $18,991, resulting in a net loss for the 1999 First Quarter of approximately $12,958.

         The decrease in revenues for the 1999 Second Quarter as compared to the 1999 First Quarter was primarily attributable to the reduction in sales that is normally experienced during the "off season" months in south Florida. The decrease in expenses for the 1999 Second Quarter as compared to the 1999 First Quarter was primarily attributable to certain non-recurring costs and expenses incurred during the 1999 First

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         Quarter relating to the Company becoming a reporting issuer, as well as to the decrease in sales during the 1999 First Quarter. The decrease in net loss for the 1999 Second Quarter as compared to the 1999 First Quarter was primarily attributable to the reduction in expenses during the 1999 Second Quarter.

         The Company is not presently  aware of any  known   trends,  events  or
         uncertainties  that may have a  material   impact  on its  revenues  or
         income from operations.

         Liquidity and Capital Resources

         As of June 30, 1999 the Company's principal sources of liquidity consisted of cash of $ 14,318 and accounts receivable of $ 500. The Company believes that such sources will be sufficient to allow it to operate with minimum revenue over the next twelve months.

         The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities.

         FORWARD LOOKING STATEMENTS

         This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.

         When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                     PART II
                                OTHER INFORMATION

     Item 1       Legal Proceedings

                  None

     Item 2       Changes in Securities

                  None

     Item 3       Defaults Upon Senior Securities

                  None

     Item 4       Submission of Matters to a Vote of Security Holders

                  None

     Item 5       Other Information

                  None

     Item 6       Exhibits and Reports on Form 8-K
                  a)    Exhibits
                        27.1 Financial Data Schedule
                  b)    Reports on Form 8-K
                          None

                                   SIGNATURES

                  In   accordance   with  the  requirements  of  the  Securities
     Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                                   A.M.S. MARKETING, INC.
                                                   (Registrant)



Date July 16, 1999                            By:  /s/ Alfred M. Schiffrin
                                                  ------------------------------
                                                   Alfred M. Schiffrin
                                                   President