Form 10QSB
period 1999-09-30
A M S MARKETING INC
filed 1999-11-04
CIK 1070045

A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                  Yes _x_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 1, 1999 the registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______ No ___x___

                             A.M.S. MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                  FORM 10-QSB
                    For the Quarter Ended September 30, 1999


                          Index                                            Page
                                                                          Number

PART I      FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheets at September 30, 1999
                    and December 31, 1998                                    3

            Consolidated Statement of Operations for the nine month periods
                   ended September 30, 1999 and September 30, 1998           4

            Statement of Shareholders' Equity from December 31, 1996
                   through September 30, 1999                                5

            Statement of Cash Flows for the nine month periods
                   ended September 30, 1999 and September 30, 1998           6

            Notes to Consolidated Financial Statements                       7

Item 2      Management's Discussion and Analysis of Plan of Operation        9

PART II

Item 1      Legal Proceedings                                               11
Item 2      Changes in Securities                                           11
Item 3      Defaults Upon Senior Securities                                 11
Item 4      Submission of Matters to a Vote of Security Holders             11
Item 5      Other Information                                               11
Item 6      Exhibits and Reports on Form 8 - K                              11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                (UNAUDITED)
CURRENT ASSETS:

  Cash and cash equivalents                         $ 7,379             $ 35,470

  Accounts Recievable - Trade                           475                  898

  Prepaid Expenses                                      455                  455
                                                ------------         -----------

    Total Current Assets                             $ 8,309            $ 36,823
                                                ------------         -----------

OTHER ASSETS:

   Security Deposits                                     430                 430
                                                 -----------         -----------

       Total Assets                                  $ 8,739            $ 37,253
                                                 ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Total Current Liabilities                  $         0         $         0
                                                  ----------         -----------

SHAREHOLDERS' EQUITY

  Common Stock, $ .001 par value,
    20,000,000 shares authorized;
    4,588,900 shares issued and outstanding           4,588                4,588

  Additional paid-in capital                         45,812               45,812

  Deficit accumulated during developmental stage    (37,861)             (9,347)

  Deficit accumulated prior to developmental stage  ( 3,800)             (3,800)
                                                    --------             -------



      Total Shareholders' Equity                      8,739               37,253
                                                    -------              -------

      Total Liabilities and Shareholders' Equity    $ 8,739             $ 37,253
                                                    =======             ========


See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                         Nine Months Ended              Three Months Ended
                                                           September 30                    September 30                 Cumulative
                                                                                                                        Development
                                                       1999            1998             1999              1998         Stage Amounts
                                                   (UNAUDITED)      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)


REVENUES                                             $ 10,052         $ 5,959         $ 2,254           $ 5,459             $ 21,198

GENERAL AND ADMINISTRATIVE EXPENSES                    38,566          14,814           8,263            14,422               59,059
                                                       ------          ------           -----         ---------           ----------

NET GAIN (LOSS)                                    $( 28,514)        $ (8,855)      $ (6,009)         $ (8,963)           $ (37,861)
                                                   ==========        =========      =========         =========           ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THE PERIOD         4,588,900       2,275,900       4,588,900         2,275,900            2,823,207
                                                    =========       =========       =========         =========          ===========

BASIC (LOSS) PER SHARE                          $      (.006)        $  (.003)       $ (.001)          $ (.004)          $    (.013)
                                                =============       ==========      =========         =========          ===========



See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                        STATEMENT OF SHAREHOLDERS' EQUITY

                FROM DECEMBER 31, 1996 THOUGH SEPTEMBER 30, 1999



                                                                      Common Stock           Additional
                                                                    $.001 Par Value            Paid-In      Accumulated
                                                                 Shares          Amount        Capital       (Deficit)         Total

Balance - December 31, 1996 (as previously reported)             1,000           $ 1,000       $ 3,476       $ (4,476)      $      -

1000 for 1 Stock Exchange, Effective July 31, 1998             999,000                 -             -              -              -

2 for 1 Stock Split, Effective January 25, 1999              1,000,000             1,000       (1,000)              -              -
                                                             ---------             -----       -------      ---------        -------

Balance - (Restated) December 31, 1996                       2,000,000             2,000         2,476        (4,476)              -

Contribution to Capital                                              -                 -           224             -             224

Net loss for period                                                  -                 -             -          (224)          (224)
                                                            ----------          --------       --------      --------       --------

Balance - (Restated) December 31, 1997                       2,000,000           $ 2,000        $ 2,700     $ (4,700)         $    -

Sale of Common Stock for cash                                1,294,450             1,294         44,406            -          45,700

2 for 1 Stock Split Effective January 25, 1999               1,294,450             1,294        (1,294)            -               -

Net loss for period                                                  -                 -             -         (8,447)       (8,447)
                                                            ----------          --------      --------       ---------     ---------

Balance - December 31, 1998                                  4,588,900          $  4,588      $ 45,812      $ (13,147)      $ 37,253

Net loss for period                                                  -                -              -        (28,514)      (28,514)
                                                            ----------          --------      --------       ---------     ---------

Balance September 30, 1999                                   4,588,900          $  4,588      $ 45,812      $ (41,661)       $ 8,739
                                                             =========          ========      ========      ==========     =========


See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS



                                                                          Nine Months Ended                     Cumulative
                                                                             September 30                     Development Stage
                                                                      1999                 1998                   Amounts
                                                                      ----                 ----                   -------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Gain(Loss)                                                $ (28,514)             $  (8,855)               $ (37,861)

   Adjustments to reconcile net loss to Net cash used in
      operating activities:
          Accounting receivable(increase)decrease                     423                      -                     (475)
          Prepaid expense(increase)decrease                             -                   (455)                    (455)
          Security Deposit(increase)decrease                            -                   (430)                    (430)
                                                              -----------               ---------                ---------

  Net cash (used in) operating activities                         (28,091)                (9,740)                 (39,221)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Shareholder working capital contributions                            -                      -                      900
   Issuance of Common Stock                                             -                 27,150                   45,700
   Proceeds from borrowing                                              -                      -                    7,500
   Principal Repayment of borrowings                                                           -                  (7,500)
                                                              ------------              --------                ---------

   Net cash provided by financing activities                             -                27,150                   46,600
                                                              ------------              --------                ---------


INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                   (28,091)                17,410                   7,379

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     35,470                     -                       -
                                                              ------------              --------               ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  7,379             $  17,410                $  7,379
                                                              ============             =========               =========




See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE B - COMMON STOCK

         Prior to the merger with Parkview Management, Inc. the Company sold to promoter and another individual the equivalent of 1,250,000(pre-split) common shares at par value for consideration of $ 1,250.

         The Company sold 44,450 pre-split shares of its common stock, at $ 1.00 per share, to investors during 1998. The offering was made in accordance with the Securities Act of 1933, Rule 504, Regulation D.

NOTE C - STOCK SPLIT

          On January 11, 1999, the Company's Board of Directors declared a two-for-one stock split to shareholders of record on January 25, 1999. Share and per share data for all periods presented have been adjusted to reflect the split.


NOTE D -  UNAUDITED FINANCIAL STATEMENTS


          The financial statements as of September 30, 1999 and for the periods ended September 30, 1999 and 1998 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-SB/A.

                             A.M.S. MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is in the development stage having recommenced operations in June 1998 after being inactive for several years. Accordingly, management believes that comparisons between the results of operations for the three-month and nine-month periods ended September 30, 1999 and the same periods in prior years would not be meaningful.

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

As discussed below, the nine-month period ended September 30, 1999 was characterized by nominal revenues offset by significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended September 30, 1999 (the "1999 Third Quarter") were approximately $ 2,254 and expenses were approximately $ 8,263 resulting in a net loss for the 1999 Third Quarter of approximately $ 6,009. Of the $ 8,263 of expenses approximately $ 4,944 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended June 30, 1999 (the "1999 Second Quarter") were approximately $ 1,765 and expenses were approximately $ 11,312, resulting in a net loss for the 1999 Second Quarter of approximately $ 9,547.

The increase in revenues for the 1999 Third Quarter as compared to the 1999 Second Quarter was not meaningful. The decrease in expenses for the 1999 Third Quarter as compared to the 1999 Second Quarter was primarily attributable to certain non-recurring costs and expenses incurred during the 1999 Second Quarter relating to the Company becoming a reporting issuer. The decrease in net loss for the 1999 Third Quarter as compared to the 1999 Second Quarter was primarily attributable to the reduction in expenses during the 1999 Third Quarter.

                             A.M.S. MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)


The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of September 30, 1999 the Company's principal sources of liquidity consisted of cash of $ 7,379 and accounts receivable of $ 475. The Company believes that such sources will be sufficient to allow it to operate with minimum revenue over the next twelve months.

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

When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

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

             None

Item 3       Defaults Upon Senior Securities

             None

ITem 4       Submission of Matters to a Vote of Security Holders

             None

Item 5       Other Information

             None

Item 6       Exhibits and Reports on Form 8-K
             (a)  Exhibits
                   27 1 Financial Data Schedule
             (b)  Reports on Form 8-K
                   None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                                  A.M.S. MARKETING, INC.
                                                 (Registrant)




Date November 3, 1999                              By: /s/ Alfred M. Schiffrin
                                                      --------------------------
                                                         Alfred M. Schiffrin
                                                         President