Form 10KSB
period 1999-12-31
A M S MARKETING INC
filed 2000-03-17
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   (Mark One)

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-25413

                              A.M.S MARKETING, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         65-0854589
    (State or other jurisdiction                            (IRS employer
   of incorporation or organization)                      Identification No.)


                           7040 W. Palmetto Park Road
                              Building 4, Suite 572
                            Boca Raton, Florida 33433
                    (Address of principal executive offices)

                                 (561) 488-9938
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class:                  Name of Each Exchange on Which Registered

      None                                                 None


           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x        No


          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $11,299

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Since there is no trading market for registrant's securities, no estimate as to the market value can be given.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 2000: 4,588,900 shares of common stock, par value $.001 per share.

                                     PART I

ITEM 1.  BUSINESS

         Forward-looking Statements

         This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

         History

          A.M.S. Marketing, Inc. ("AMS" or the "Company") is the surviving entity in a merger with its then corporate parent, Parkview Management Inc., a Florida corporation ("Parkview"). The background to the merger is as follows:

         Parkview was formed in July 1982 and provided business consulting services to start-up and developmental companies until 1993 when it ceased operations. In January 1998, Alfred M. Schiffrin, the current president and sole director of AMS, purchased from Parkview 1,200 shares of its common stock for $1,200 and, on the same date, purchased 800 shares of Parkview's common stock for $800 from a former officer and director of Parkview. As a result, Mr. Schiffrin became the controlling shareholder of Parkview and he was elected the sole director and president of Parkview.

         In July, 1998, Parkview caused the incorporation of AMS as a wholly owned subsidiary in the State of Delaware for the purpose of effecting the reincorporation of Parkview as a Delaware corporation and the recapitalization of Parkview. On July 31, 1998, Parkview and AMS entered into an Agreement and Plan of Merger (the "Plan") that provided for the merger (the "Merger") of Parkview with and into AMS, with AMS as the surviving entity, and on the effective date of the Merger (the "Effective Date") for each share of common stock of Parkview issued and outstanding immediately prior thereto to be converted into 1,000 shares of AMS common stock and each share of AMS common stock issued and outstanding immediately prior thereto to be canceled. The Plan also provided that on the Effective Date AMS would assume all of the assets and liabilities of Parkview and the directors and officers of Parkview would become the directors and officers of AMS. The Plan was approved by the directors and stockholders of Parkview and AMS, and the Effective Date of the Merger was August 20, 1998. On such date, Parkview had no known assets or liabilities.

         All references below to the "Company" include AMS and Parkview.

         General

         The Company is in the development stage. Since June 1998, the Company been marketing pre-owned, brand name photocopy machines for an unrelated office furniture company. The Company decided to engage in marketing products for others because of the limited capital resources required for such activity. The Company selected pre-owned photocopiers as its initial product to market because it believed there was a demand for and a readily available supply of pre-owned photocopiers and expected the profit margins on the sale of used equipment would be higher than the profit margins on the sale of like new equipment. Accordingly, the Company's president approached the principals of the unrelated office furniture company with whom he had a prior personal relationship with the idea of selling pre-owned photocopiers because he believed their business could provide a platform for the Company's contemplated business.

         The Company is exploring the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, that may entail the issuance of additional shares of its Common Stock, but there are no current plans to do so. Any such acquisition will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, prior shareholder approval may not be required.

         Services/Products

         The Company is currently marketing pre-owned, refurbished Canon and Minolta photocopy machines in conjunction with Office Furniture Warehouse, Inc. ("OFWI"), an unaffiliated party located in Pompano Beach, Florida, where OFWI maintains a 12,000 square foot showroom and a nearby 30,000 square foot warehouse. OFWI is a retail seller of new and used office furniture and systems. The photocopiers marketed by the Company range from simple desk-top models to stand-alone, multi-function business machines.

         Pursuant to an oral agreement between the Company and OFWI, which is terminable at will by either party, revenues generated from the sale of pre-owned photocopiers are shared equally between the Company and OFWI, after deduction of the cost of each photocopier and the cost of a 90-day warranty purchased from an unaffiliated party, and the payment of a $50 referral fee to any furniture salesman of OFWI who refers a customer to the Company that purchases a pre-owned photocopier.

         The Company is the sole and exclusive marketer for OFWI of pre-owned photocopiers. In such capacity, the Company selects and arranges for the purchase by OFWI of the pre-owned photocopiers to be marketed. The Company's president is responsible for and effects all sales of such photocopiers on behalf of OFWI. Delivery and installation thereof are by OFWI trucks and personnel. The photocopiers are generally warranted for 90 days by third party providers arranged by the Company and with whom OFWI contracts.

         The Company is highly dependent upon OFWI. Termination by OFWI of its oral agreement with the Company would have a material adverse effect upon the Company, as the Company currently lacks the financial resources to operate its own retail outlets and may be unable to locate another party for whom it could provide its marketing services on the same terms and conditions as agreed with OFWI.

         The Company is exploring other marketing opportunities, including new and pre-owned office equipment, office furniture, home furnishings and appliances. In each case, the Company will attempt to favor in its product mix pre-owned items, as the Company believes it can realize greater gross profit margins on such items.

         Distribution

         The Company markets the pre-owned photocopiers by means of daily advertisements in local newspapers, daily facsimile transmissions to local businesses, periodic advertisements in newspapers of larger circulation and direct mail solicitations that are created and paid for by the Company. In addition, the Company prepares advertisements that are run as adjuncts to OFWI's furniture advertisements and the costs thereof are borne by OFWI.

         Competition

         The pre-owned photocopier industry is highly competitive and consists of several large and medium sized companies as well as numerous small companies. The Company also competes with sellers of new photocopy machines. Competition in the industry is generally based on price, service and availability of varied models of equipment. The Company anticipates that it will experience substantial competition in attempting to secure clients for its marketing services with respect to products other than pre-owned photocopiers. In each instance, almost all of the Company's competitors possess greater resources than the Company and have a longer operating history.

         Principal Suppliers

         All of the pre-owned photocopier machines currently marketed by the Company are purchased by OFWI from Intercom Copier Market ("ICM"), an unaffiliated party located in Pompano Beach, Florida. The Company believes that ICM is the largest wholesaler of pre-owned photocopiers in south Florida and one of the largest in the United States. There are other suppliers from whom OFWI could purchase pre-owned photocopiers. The Company believes, however, that because of favorable logistics and pricing and the high quality of the equipment sold by ICM, the loss of ICM as a supplier would have a significant effect upon the Company. In addition, interruptions in supply could adversely effect the ability of the Company and OFWI to meet customer demand in a timely manner.

         The 90 day warranty offered by OFWI is currently provided by two, unrelated third party providers. The Company believes that there are other such providers and the loss of either of the current providers would not have a material adverse effect upon the Company.

         Governmental Regulation

         The Company is not subject to any governmental regulations other than those generally applicable to all businesses.

         Employees

         The Company does not have any employees other than its current officer and director, Alfred M. Schiffrin. The Company's success will be largely dependent upon the decisions made by Mr. Schiffrin, who does not devote all of his business time to the Company's affairs.

Item 2.  Properties

         The Company does not own or lease any real property.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

         There is no public trading market for the Company's Common Stock. The Company intends to have the Common Stock included for quotation on the OTC Bulletin Board. No assurance can be given that the Common Stock will be included for and, if included, that an active trading market for the Common Stock will be established or maintained.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

         As of the date hereof, there are 4,000,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") and the Company has not agreed to register any shares of Common Stock under the Securities Act for sale by security holders.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

         Holders of Record

         As of March 1, 2000,  there were  approximately 64 holders of record of
the  Company's  Common  Stock,   and  the  number  of  beneficial   holders  was
approximately 66.

         Dividends

         The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a Company is prohibited from paying dividends if the Company, as a result of paying such dividends, would not be able to pay its debts as they come due, or if the Company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis

         Overview

         The Company is in the development stage, having recommenced operations in June 1998 after being inactive for several years.

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

         During the next 12 months, the Company intends to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, prior shareholder approval may not be required. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

         As discussed below, fiscal year 1999 was characterized by nominal revenues offset by significant professional fees and expenses associated with the Company being a reporting issuer.

         Results of Operations

         Revenues in fiscal 1999 were approximately $11,299 and expenses were approximately $45,789, resulting in a net loss for such year in the amount of approximately $34,490. Of the $45,789 of expenses, approximately $29,052 represented legal, accounting and filing fees incurred in connection with the Company being a reporting issuer.
         The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

         Liquidity and Capital Resources

         The Company financed its operations during 1999 through revenues from operations, and from the proceeds of $44,450 received from the sale of 44,450 shares of Common Stock that was completed during fiscal 1998. As of December 31, 1999, the Company's principal sources of liquidity consisted of cash of $2,519 and accounts receivable of $1,500. The Company is exploring opportunities to raise additional cash to finance its operations for the foreseeable future. In addition, the Company is considering expansion through acquisitions. No specific targets are currently under consideration. If the Company is not successful in raising cash, it may be forced to once again borrow funds from its president to finance operations.

Item 7.  Financial Statements

         The following  financial statements of the Company are included in Item
7.

         Balance Sheet at December 31, 1999.

         Statements  of  Operations  for the Years Ended  December  31, 1999 and
1998.

         Statements of Shareholders' Equity for the Years ended December 31, 1999 and 1998.

         Statements of Cash Flows for the Years ended December 31, 1999 and 1998

         Notes to Financial Statements

                             A.M.S. MARKETING, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                             A.M.S. MARKETING, INC.
                              FINANCIAL STATEMENTS



TABLE OF CONTENTS                                                           PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1

BALANCE SHEET................................................................F-2

STATEMENTS OF OPERATIONS.....................................................F-3

STATEMENTS OF SHAREHOLDERS'EQUITY............................................F-4

STATEMENTS OF CASH FLOWS.....................................................F-5

NOTES TO FINANCIAL STATEMENTS..............................................F-6-7

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
A.M.S. Marketing, Inc.
Boca Raton, Florida

                  I have  audited  the  accompanying  balance  sheet  of  A.M.S.
Marketing, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

                  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

                  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.M.S. Marketing, Inc. as of December 31, 1999, and the results of operations and its cash flows for each of the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



Thomas W. Klash
Certified Public Accountant

Hollywood, Florida
January 20, 2000

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                DECEMBER 31, 1999


    ASSETS



CURRENT ASSETS:
    Cash                                                               $  2,519
    Accounts Receivable - Trade                                           1,500
                                                                       ---------
        TOTAL CURRENT ASSETS                                              4,019

TOTAL ASSETS                                                           $  4,019
                                                                       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts Payable - Trade                                           $  1,256
                                                                       ---------
        TOTAL CURRENT LIABILITIES                                         1,256
                                                                       ---------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 Par Value - 20,000,000 Shares
        Authorized; 4,588,900 Shares Issued and Outstanding               4,588
    Additional Paid-In Capital                                           45,812
    Deficit Accumulated During Development Stage                        (43,837)
    Deficit Accumulated Prior to Development Stage                       (3,800)
                                                                        --------
        TOTAL SHAREHOLDERS' EQUITY                                        2,763

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 4,019
                                                                        ========

See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                  AND FROM JANUARY 1, 1994 TO DECEMBER 31, 1999



                                                        CUMULATIVE

                                                        DEVELOPMENT



                                                          1999        1998        STAGE AMOUNTS
                                                     -----------   -----------    -------------
         REVENUES                                      $ 11,299      $ 11,146        $  22,445

GENERAL AND ADMINISTRATIVE
    EXPENSES                                             45,789        19,593           65,382
                                                     -----------   -----------    -------------

NET (LOSS)                                             $(34,490)     $ (8,447)       $ (42,937)
                                                     ===========   ===========   ==============

PER SHARE INFORMATION:
  Weighted Average Number of Common
   Shares Outstanding During the Period               4,588,900     4,469,620        4,489,500
                                                     ===========   ===========   ==============

BASIC (LOSS) PER SHARE                                 $  (.008)     $  (.002)      $    (.009)
                                                     ===========   ===========   ==============




See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                 COMMON STOCK                 ADDITIONAL
                                                $.001 PAR VALUE                PAID-IN          ACCUMULATED
                                           SHARES            AMOUNT            CAPITAL           (DEFICIT)           TOTAL

BALANCE - December 31, 1997               2,000,000         $2,000             $ 2,700           $ (4,700)         $    --

SALE OF COMMON STOCK
    FOR CASH                              1,294,450          1,294              44,406               --               45,700

2 FOR 1 STOCK SPLIT EFFECTIVE
    JANUARY 25, 1999                      1,294,450          1,294             (1,294)               --                 --

NET (LOSS) FOR PERIOD                        --                --                 --               (8,447)           (8,447)
                                         -----------       -------            --------          ----------         ---------

BALANCE - December 31, 1998               4,588,900          4,588              45,812            (13,147)           37,253

NET (LOSS) FOR PERIOD                           --             --                --               (34,490)          (34,490)
                                         -----------       -------            --------          ----------         ---------

BALANCE - December 31, 1999               4,588,900         $4,588            $ 45,812           $(47,637)         $  2,763
                                         ===========       =======            ========          ==========         =========



See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                  AND FROM JANUARY 1, 1994 TO DECEMBER 31, 1999







                                                                             CUMULATIVE

                                                                             DEVELOPMENT

                                                                            1999           1998             STAGE AMOUNTS
                                                                        -----------    -----------          -------------

CASH FLOWS FROM OPERATING  ACTIVITIES:
     Net (Loss)                                                          $(34,490)     $   (8,447)           $ (43,837)
     Adjustments to Reconcile Net (Loss) to Net
         Cash Used in Operating Activities:
             Accounts Receivable Increase                                    (602)           (898)              (1,500)
             Prepaid Expense (Increase) Decrease                              455            (455)                --
             Security Deposit (Increase) Decrease                             430            (430)                --
             Accounts Payable Increase                                      1,256           --                   1,256
                                                                        ----------     -----------           ----------
          NET CASH (USED IN) OPERATING
              ACTIVITIES                                                  (32,951)        (10,230)             (44,081)
                                                                        ----------     -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Shareholder Working Capital Contributions                              --              --                    900
      Issuance of Common Stock                                               --            45,700               45,700
      Proceeds from Borrowings                                               --             7,500                7,500
      Repayment of Borrowings                                                --            (7,500)              (7,500)
                                                                        ----------      ----------           ----------
          NET CASH PROVIDED BY FINANCING
              ACTIVITIES                                                     --            45,700               46,600
                                                                        ----------      ----------           ----------

INCREASE (DECREASE) IN CASH                                               (32,951)         35,470                2,519

CASH - Beginning of Period                                                 35,470           --                    --
                                                                        ----------      ----------            ---------

CASH - End of Period                                                     $  2,519        $ 35,470            $   2,519
                                                                        ==========      ==========           ==========


See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations:
     A.M.S. Marketing, Inc. (the "Company") was incorporated in the State of Delaware on July 23, 1998. The Company is pursuing its business plan of marketing pre-owned name brand copy machines from a facility located in Pompano Beach, Florida, owned by an unrelated third party.

     On July 31, 1998, the Company acquired the assets, liabilities, and operations of Parkview Management, Inc. The business combination was accounted for in a manner similar to a pooling of interests because the shareholders of Parkview Management, Inc. received 100% of the stock of A.M.S. Marketing, Inc. as a result of the merger. Accordingly, historical values of Parkview Management, Inc. are reflected in the financial statements of the successor entity, A.M.S. Marketing, Inc.

     Development Stage:
     The Company's management is in the process of raising working capital, developing a business plan and exploring various business opportunities. Accordingly, the Company is classified as a development stage company.

     Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes:
     Deferred tax liabilities and assets are provided for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Loss Per Share:
     Loss per share for the period is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. There are no common stock equivalents.

     All  per  share   amounts  are   retroactively   restated  to  reflect  the
     capitalization of the successor entity, A.M.S. Marketing, Inc., and the January 25, 1999 stock split.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1999



     NOTE B - COMMON STOCK

     The Company sold 44,450 pre-split shares of its common stock, at $1.00 per share, to investors during 1998. The offering was made in accordance with the Securities Act of 1933, Rule 504, Regulation D.

     On January 11, 1999, the Company's Board of Directors declared a two-for-one stock split to shareholders of record on January 25, 1999. Shares and per share data for all periods presented have been adjusted to reflect the split.


     NOTE C - INCOME TAXES

     The Company's net loss of approximately $43,000, may be carried forward through the year 2019 for tax purposes, to offset taxable income.

     Deferred taxes relating to the tax benefit of the net operating loss was offset by a valuation account due to the uncertainty of profitable operations in the future.


     NOTE D - CONCENTRATION OF RISK

     Substantially all of the Company's revenues are derived from the sale of pre-owned, refurbished photocopy machines through a marketing arrangement with one company. Termination of the marketing arrangement would have a material adverse effect upon the Company.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each director and executive officer of the Company as of the date hereof.

NAME                     AGE        POSITION
Alfred M. Schiffrin      62         President, Secretary, Treasurer and Director

         Alfred M. Schiffrin has been President, Secretary, Treasurer and a Director of the Company since January 1998. From December 1995 to May 1999, Mr. Schiffrin had been the President of Newmarket Strategic Development Corp., a consulting company. From September 1995 to May 1997, Mr. Schiffrin was President of L.H. Ross & Company, a broker dealer registered with the National Association of Securities Dealers (the "NASD"). From September 1994 to August 1995, Mr. Schiffrin was an independent investor. From July 1994 to September 1994, Mr. Schiffrin was an account executive with Ross Securities, an NASD broker dealer located in Boca Raton, Florida.

Item 10.  Executive Compensation

         The Company has not paid any compensation to its current officer and director. The Company expects to pay reasonable compensation at such time as the Company's business develops to such extent that it is able to do so. The Company does not have any incentive or stock option plans and does not have any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding beneficial ownership of Registrant's common stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                    Number of           Percent
Name and Address of Beneficial Owner               Shares Owned          Owned

Alfred M. Schiffrin.......................          4,000,000            87.2%
c/o A.M.S. Marketing, Inc.
7040 W. Palmetto Park Road
Building 4, Suite 572
Boca Raton, FL 33433
Alicia M. LaSala..........................            400,000            8.7%(1)
6674 Serena Lane
Boca Raton, FL  33433
All Executive Officers and Directors
as a Group (one person)...................          4,000,000           87.2%

-----------------
(1) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee and 180,000 shares of Common Stock owned of record by her husband's individual retirement account. Mrs. LaSala disclaims beneficial ownership of such shares.

Item 12.  Certain Relationships and Related Transactions

         In January 1998, the company sold 1,200,000 shares of Common Stock to Alfred M. Schiffrin for an aggregate consideration of $1,200. During 1998, the Company borrowed (and repaid) $7,500 from its President, as a non-interest bearing working capital advance.

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

Exhibit Number          Description of Exhibit
3.1                     Registrant's Certificate of Incorporation, as amended
3.2                     Registrant's By-laws
4.                      Specimen form of Registrant's Common Stock Certificate

27.1                    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          A.M.S. Marketing, Inc.

                                          By:      /s/
                                             -----------------------------------
                                          Alfred M. Schiffrin, President
                                          Chief Executive Officer, Director and
                                          Chief Financial and Accounting Officer


Dated: March 16, 2000