Form 10QSB
period 2000-03-31
A M S MARKETING INC
filed 2000-05-09
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (561) 488-9938
                 Issuer's Telephone Number, Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _x_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 14, 2000 the registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000


                                Index                                      Page
                                                                          Number

PART I        FINANCIAL INFORMATION

Item 1        Balance Sheets at March 31, 2000 and December 31, 1999        3

              Statement of Operations for the three month periods
                     ended March 31, 2000 and March 31, 1999                4

              Statement of Shareholders' Equity from December 31, 1996
                     through March 31, 2000                                 5

              Statement of Cash Flows for the three month periods
                     ended March 31, 2000 and March 31, 1999                6

              Notes to Financial Statements                                 7

Item 2        Management's Discussion and Analysis or Plan of Operation     9

PART II

Item 1        Legal Proceedings                                            11
Item 2        Changes in Securities                                        11
Item 3        Defaults Upon Senior Securities                              11
Item 4        Submission of Matters to a Vote of Security Holders          11
Item 5        Other Information                                            11
Item 6        Exhibits and Reports on Form 8 - K                           11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS
                                                            March 31, 2000          DECEMBER 31, 1999
                                                            ---------------         -----------------
                                                                (UNAUDITED)
CURRENT ASSETS:

       Cash and cash equivalents                                      $ 814                   $ 2,519

       Accounts Receivable - Trade                                    1,250                     1,500
                                                                      -----                     -----


                  Total Current Assets                              $ 2,064                   $ 4,019
                                                                    -------                   -------


                  Total Assets                                      $ 2,064                   $ 4,019
                                                                    =======                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts Payable - Trade                                           -                   $ 1,256

                  Total Current Liabilities                        $      0                   $ 1,256
                                                                   --------                   -------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 par value
         20,000,000 shares authorized;
         4,588,900 shares issued and outstanding                      4,588                     4,588

       Additional paid-in capital                                    45,812                    45,812

       Deficit accumulated during developmental stage              (44,536)                  (43,837)

       Deficit accumulated prior to developmental stage            ( 3,800)                   (3,800)
                                                                   --------                   -------

                  Total Shareholders' Equity                          2,064                     2,763
                                                                      -----                     -----

                  Total Liabilities and Shareholders' Equity        $ 2,064                   $ 4,019
                                                                    =======                   =======


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS





                                                                                        Three Months Ended
                                                                                             March 31                    Cumulative
                                                                                      2000             1999            Stage Amounts
                                                                                      ----             ----            -------------
                                                                                   (UNAUDITED)       (UNAUDITED)
REVENUES                                                                           $ 1,255            $   6,033            $ 23,700
GENERAL AND ADMINISTRATIVE EXPENSES                                                  1,954               18,990              67,336
                                                                                     -----               ------              ------

NET GAIN (LOSS)                                                                     $( 699)           $ (12,957)          $ (43,636)
                                                                                    =======           ==========          ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THE PERIOD                                      4,489,500           4,469,620            4,489,500
                                                                                 =========           =========            =========

BASIC (LOSS) PER SHARE                                                           $       -           $  (.003)           $    (.009)
                                                                                 =========           =========           ===========

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FROM DECEMBER 31, 1996 THOUGH MARCH 31, 2000



                                                               Common Stock                Additional
                                                             $.001 Par Value                 Paid-In     Accumulated
                                                                  Shares        Amount       Capital      (Deficit)      Total
                                                                  ------        ------       -------      --------       -----
Balance - December 31, 1996 (as previously reported)               1,000       $ 1,000       $ 3,476       $ (4,476)      $     -

1000 for 1 Stock Exchange, Effective July 31, 1998               999,000             -             -              -             -

2 for 1 Stock Split, Effective January 25, 1999                1,000,000         1,000       (1,000)              -             -
                                                               ---------         -----       -------        -------       --------

Balance - (Restated) December 31, 1996                         2,000,000         2,000         2,476         (4,476)            -

Contribution to Capital                                                -             -           224              -           224

Net loss for period                                                    -             -             -           (224)         (224)
                                                               ---------         -----      --------        --------      --------

Balance - (Restated) December 31, 1997                         2,000,000       $ 2,000       $ 2,700       $ (4,700)      $     -

Sale of Common Stock for cash                                  1,294,450         1,294        44,406              -        45,700

2 for 1 Stock Split Effective January 25, 1999                 1,294,450         1,294       (1,294)              -             -

Net loss for period                                                    -             -             -         (8,447)       (8,447)
                                                               ---------        ------      --------        --------      --------

Balance - December 31, 1998                                    4,588,900      $  4,588      $ 45,812      $ (13,147)      $37,253

Net loss for period                                                    -             -           -          (34,490)      (34,490)
                                                               ---------        ------      --------        --------      --------

Balance December 31, 1999                                      4,588,900         4,588        45,812      $ (47,637)      $ 2,763

Net loss for period                                                    -             -           -             (699)         (699)
                                                               ---------        ------      --------        --------      --------

Balance March 31, 2000                                         4,588,900         4,588        45,812      $ (48,336)      $ 2,064
                                                               =========        ======      ========      ==========      ========


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS



                                                                                           Three Months Ended         Cumulative
                                                                                                  March 31         Development Stage
                                                                                             2000         1999          Amounts
                                                                                             ----         ----          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Gain(Loss)                                                                     $ (699)     $ (12,957)        $ (44,536)

         Adjustments to reconcile net loss to Net cash used in operating activities:
                           Accounting receivable(increase)decrease                              250           385            (1,250)
                           Accounts payable(increase)decrease                               (1,256)             -                  -
                                                                                           --------      --------           --------
   Net cash(used in) operating activities                                                   (1,705)      (12,572)           (45,786)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Shareholder working capital contributions                                                -             -                900
         Issuance of Common Stock                                                                 -             -             45,700
         Proceeds from borrowing                                                                  -             -              7,500
         Principal Repayment of borrowings                                                        -             -            (7,500)
                                                                                           --------      --------          ---------

         Net cash provided by financing activities                                                -             -             46,600
                                                                                           --------      --------          ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                             (1,705)      (12,572)                814

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                               2,519        35,470                  -
                                                                                           --------      --------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $    814     $  22,898           $    814
                                                                                           ========     =========           ========



                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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


NOTE D - UNAUDITED FINANCIAL STATEMENTS


         The financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

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

As  discussed   below,   the  three-month   period  ended  March  31,  2000  was
characterized by nominal revenues offset by professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended March 31, 2000 (the "First quarter") were approximately $ 1,255 and expenses were approximately $ 1,954 resulting in a net loss for the 2000 First quarter of approximately $ 699. Of the $ 1,954 of expenses approximately $1,068 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended December 31, 1999 (the "1999 Fourth Quarter") were approximately $ 1,523 and expenses were approximately $ 7,499 resulting in a net loss for the 1999 Fourth Quarter of approximately $ 5,976.

The decrease in revenues for the 2000 First Quarter as compared to the 1999 Fourth Quarter was not meaningful. The decrease in expenses for the 2000 First Quarter as compared to the 1999 Fourth Quarter was primarily attributable to certain non-recurring costs and expenses incurred during the 1999 Fourth Quarter. The decrease in net loss for the 2000 First Quarter as compared to the 1999 First Quarter was primarily attributable to the reduction of certain non-recurring costs and expenses incurred during the 1999 First quarter relating to the company becoming a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of March 31, 2000 the Company's principal sources of liquidity consisted of cash of $ 814 and accounts receivable of $ 1,250. The Company believes that such sources will be sufficient to allow it to operate with minimum revenue over the next twelve months.

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



Date May 4, 2000                                   By:  /s/ Alfred M. Schiffrin
                                                      --------------------------
                                                          Alfred M. Schiffrin
                                                          President