Form 10QSB
period 2000-06-30
A M S MARKETING INC
filed 2000-07-27
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (561) 488-9938
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  _x_   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2000 the registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes ______  No  ___x___

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000


                                      Index                               Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Balance Sheets at June 30, 2000 and December 31, 1999               3

           Statement of Operations for the six month periods
                  ended June 30, 2000 and June 30, 1999                        4

           Statement of Shareholders' Equity from December 31, 1996
                  through June 30, 2000                                        5

           Statement of Cash Flows for the six month periods
                  ended June 30, 2000 and June 30, 1999                        6

           Notes to Financial Statements                                       7

Item 2     Management's Discussion and Analysis or Plan of Operation           9

PART II

Item 1     Legal Proceedings                                                  11
Item 2     Changes in Securities                                              11
Item 3     Defaults Upon Senior Securities                                    11
Item 4     Submission of Matters to a Vote of Security Holders                11
Item 5     Other Information                                                  11
Item 6     Exhibits and Reports on Form 8 - K                                 11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS

                                     ASSETS


                                                             June 30, 2000          DECEMBER 31, 1999
                                                             --------------         -----------------
                                                              (UNAUDITED)
CURRENT ASSETS:

       Cash and cash equivalents                                     $ 208                   $ 2,519

       Accounts Receivable - Trade                                   1,000                     1,500
                                                                     -----                     -----


                  Total Current Assets                               1,208                     4,019
                                                                     -----                     -----


                  Total Assets                                     $ 1,208                   $ 4,019
                                                                   =======                   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts Payable - Trade                                          -                   $ 1,256
       Loan Due - Shareholder                                     $ 15,000                         -
                  Total Current Liabilities                         15,000                     1,256
                                                                    ------                    ------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 par value,
         20,000,000 shares authorized;
         4,588,900 shares issued and outstanding                     4,588                     4,588

       Additional paid-in capital                                   45,812                    45,812

       Deficit accumulated during developmental stage             (60,392)                  (43,837)

       Deficit accumulated prior to developmental stage            (3,800)                   (3,800)
                                                                  --------                   -------



                  Total Shareholders' Equity                      (13,792)                     2,763
                                                                 ---------                     -----

                  Total Liabilities and Shareholders' Equity   $     1,208                   $ 4,019
                                                               ===========                   =======

See accompanying notes to financial statements
                                       3

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                             STATEMENT OF OPERATIONS


                                                         Six Months Ended             Three Months Ended
                                                              June 30                     June 30                      Cumulative
Development                                           2000             1999             2000           1999           Stage Amounts
                                                      ----             ----             ----           ----           -------------
                                                   (UNAUDITED)     (UNAUDITED)       (UNAUDITED)    (UNAUDITED)

REVENUES                                          $     2,254         $ 7,798          $ 1,000         $ 1,765           $ 24,700

GENERAL AND ADMINISTRATIVE EXPENSES                    18,809          30,303           16,855          11,312             84,190
                                                   ----------         -------           ------       ---------            -------

NET GAIN (LOSS)                                   $  (16,555)       $(22,505)       $  (15,855)      $ (9,547)         $ (59,490)
                                                   ==========       =========       ==========       =========         ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THE PERIOD          4,588,900      4,588,900        4,588,900        4,588,900         4,588,900
                                                    ==========      =========       ==========        =========        ==========

BASIC (LOSS) PER SHARE                            $     (.004)      $  (.005)      $    (.003)    $       (.002)     $     (.013)
                                                   ===========      =========      ===========    ==============     ============


See accompanying notes to financial statements
                                       4

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                   FROM DECEMBER 31, 1996 THOUGH JUNE 30, 2000


                                                                  Common Stock             Additional
                                                                 $.001 Par Value            Paid-In       Accumulated
                                                               Shares        Amount         Capital        (Deficit)          Total
                                                               ------        ------         -------        ---------          -----

Balance - December 31, 1996 (as previously reported)           1,000        $ 1,000          $ 3,476       $ (4,476)           $   -

1000 for 1 Stock Exchange, Effective July 31, 1998           999,000              -                -               -               -

2 for 1 Stock Split, Effective January 25, 1999            1,000,000          1,000          (1,000)               -               -
                                                           ---------          -----          -------        --------        --------

Balance - (Restated) December 31, 1996                     2,000,000          2,000            2,476         (4,476)               -

Contribution to Capital                                            -              -              224               -             224

Net loss for period                                                -              -                -           (224)           (224)
                                                           ----------        ------          -------        --------        --------

Balance - (Restated) December 31, 1997                     2,000,000        $ 2,000          $ 2,700       $ (4,700)           $   -

Sale of Common Stock for cash                              1,294,450          1,294           44,406               -          45,700

2 for 1 Stock Split Effective January 25, 1999             1,294,450          1,294          (1,294)               -               -

Net loss for period                                                -              -                -         (8,447)         (8,447)
                                                           ---------         ------          -------        --------        --------

Balance - December 31, 1998                                4,588,900        $ 4,588         $ 45,812      $ (13,147)        $ 37,253

Net loss for period                                                -              -                -        (34,490)        (34,490)
                                                           ---------        -------          -------        --------        --------

Balance December 31, 1999                                  4,588,900          4,588           45,812      $ (47,637)        $  2,763

Net loss for period                                                -              -                -        (16,555)        (16,555)
                                                           ---------        -------          -------      ----------       ---------
Balance June 30, 2000                                      4,588,900        $ 4,588         $ 45,812      $ (64,192)     $  (13,792)
                                                           =========        =======         ========      ==========     ===========


See accompanying notes to financial statements
                                       5

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS

                                                                                    Six Months Ended               Cumulative
                                                                                        June 30                  Development Stage
                                                                                 2000            1999                Amounts
                                                                                 ----            ----                -------

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Gain(Loss)                                                       $ (16,555)       $(22,505)           $(60,392)
         Adjustments to reconcile net loss to Net cash used in
              operating activities:
                           Accounting receivable(increase)decrease                   500             398             (1,000)
                           Accounts payable(increase)decrease                    (1,256)               -                   -
                                                                                 -------        --------            --------
         Net cash(used in) operating activities                                 (17,311)        (22,107)            (61,392)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Loan from Shareholder                                                    15,000               -             15,000
         Shareholder working capital contributions                                     -               -                900
         Issuance of Common Stock                                                      -               -             45,700
         Proceeds from borrowing                                                       -               -              7,500
         Principal Repayment of borrowings                                             -               -            (7,500)
                                                                                --------        --------            -------

         Net cash provided by financing activities                               $15,000        $      -            $61,600
                                                                                --------        --------            -------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (22,107)                208
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    2,519          35,470                  -
                                                                                --------      ----------            -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $     208      $   13,363            $   208
                                                                               =========      ==========            =======

See accompanying notes to financial statements
                                       6

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


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

See accompanying notes to financial statements
                                       7

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

NOTE D - UNAUDITED FINANCIAL STATEMENTS

         The financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

NOTE E - SHAREHOLDER LOAN

         On April 28, 2000 the Company accepted a working capital loan of $ 15,000 from its President, and largest shareholder, Alfred M. Schiffrin. The loan is non-interest bearing, is not evidenced by a promissory note and is repayable on demand.


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

         As discussed below, the three-month period ended June 30, 2000 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

         Results of Operations

         Revenues in the three-month period ended June 30, 2000 (the "Second Quarter") were approximately $ 1,000 and expenses were approximately $ 16,855, resulting in a net loss for the 2000 Second Quarter of approximately $ 15,855. Of the $ 16,855 of expenses, approximately $ 14,481 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

         Revenues in the three-month period ended March 31, 2000 (the "2000 First Quarter") were approximately $ 1,255 and expenses were approximately $ 1,955, resulting in a net loss for the 2000 First Quarter of approximately $ 699.

         The decrease in revenues for the 2000 Second Quarter as compared to the 2000 First Quarter was not meaningful. The increase in expenses for the 2000 Second Quarter as compared to the 2000 First Quarter was primarily attributable to legal and accounting expenses incurred during the 2000 Second Quarter. The increase in net loss for the 2000 Second Quarter as compared to the 1999 Second Quarter was primarily attributable to the increase of certain non-recurring costs and expenses incurred during the 2000 Second Quarter relating to the Company being a reporting issuer.

         The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

See accompanying notes to financial statements
                                       9

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         Liquidity and Capital Resources

         As of June 30, 2000 the Company's principal sources of liquidity consisted of cash of $ 208 and accounts receivable of $ 1,000.

         During the 2000 Second Quarter the Company's President and largest shareholder, Alfred M. Schiffrin, loaned $ 15,000 to the Company in order to fund its operations. The loan is non-interest bearing and is repayable on demand.

         The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities. If the Company requires additional capital to fund its operations it is anticipated that Mr. Schiffrin will loan the Company such additional funds on the same basis as set forth above, but Mr. Schiffrin is under no obligation to make such funds available.

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

See accompanying notes to financial statements
                                       10

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

                  None

     Item 3       Defaults Upon Senior Securities

                  None

     Item 4       Submission of Matters to a Vote of Security Holders

                  None

     Item 5       Other Information

                  None

     Item 6       Exhibits and Reports on Form 8-K
                  (a)  Exhibits
                       27.1 Financial Data Schedule
                  (b)  Reports on Form 8-K
                       None

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                  A.M.S. MARKETING, INC.
                                                  (Registrant)




      Date July 26, 2000                          By:   /s/ Alfred M. Schiffrin
                                                     ---------------------------
                                                            Alfred M. Schiffrin,
                                                            President

See accompanying notes to financial statements
                                       11