Form 10QSB
period 2000-09-30
A M S MARKETING INC
filed 2000-11-08
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                  Yes _x_ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 16, 2000 the registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes ______  No  ___x___

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000


                                     Index                                 Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Balance Sheets at September 30, 2000 and December 31, 1999        3

           Statement of Operations for the nine month periods
                  ended September 30, 2000 and September 30, 1999            4

           Statement of Shareholders' Equity from December 31, 1996
                  through September 30, 2000                                 5

           Statement of Cash Flows for the nine month periods
                  ended September 30, 2000 and September 30, 1999            6

           Notes to Financial Statements                                     7

Item 2     Management's Discussion and Analysis or Plan of Operation         9

PART II

Item 1     Legal Proceedings                                                11
Item 2     Changes in Securities                                            11
Item 3     Defaults Upon Senior Securities                                  11
Item 4     Submission of Matters to a Vote of Security Holders              11
Item 5     Other Information                                                11
Item 6     Exhibits and Reports on Form 8 - K                               11

                                 BALANCE SHEETS


                                     ASSETS
                                     ------

                                                        September 30, 2000        December 31, 1999
                                                        ------------------        -----------------
                                                               (UNAUDITED)
CURRENT ASSETS:

       Cash and cash equivalents                                $      19                 $   2,519

       Accounts Receivable - Trade                                  1,500                     1,500
                                                                ---------                 ---------


                  Total Current Assets                              1,519                     4,019
                                                                ---------                 ---------


                  Total Assets                                  $   1,519                 $   4,019
                                                                =========                 =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Accounts Payable - Trade                                 $      50                 $   1,256
       Loan Due - Shareholder                                      15,000                         -
                  Total Current Liabilities                        15,050                     1,256
                                                                ---------                 ---------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 par value,
         20,000,000 shares authorized;
         4,588,900 shares issued and outstanding                    4,588                     4,588

       Additional paid-in capital                                  45,812                    45,812

       Deficit accumulated during developmental stage            (60,131)                  (43,837)

       Deficit accumulated prior to developmental stage          ( 3,800)                   (3,800)
                                                                ---------                 ---------



                  Total Shareholders' Equity                     (13,531)                     2,763
                                                                ---------                 ---------

                  Total Liabilities and Shareholders' Equity    $   1,519                 $   4,019
                                                                =========                 =========

                                             STATEMENT OF OPERATIONS




                                                      Nine Months Ended                   Three Months Ended           Cumulative
                                                        September 30                         September 30              Development
                                                    2000            1999                 2000          1999           Stage Amounts
                                                    ----            ----                 ----          ----           -------------
                                                 (UNAUDITED)     (UNAUDITED)         (UNAUDITED)    (UNAUDITED)

REVENUES                                         $    3,755     $   10,052           $    1,500      $   2,254          $   26,200

GENERAL AND ADMINISTRATIVE EXPENSES                  20,049         38,566                1,239          8,263              86,331
                                                 ----------     ----------           ----------      ---------          ----------

NET GAIN (LOSS)                                  $  (16,294)    $  (28,514)          $      261      $  (6,009)         $  (60,131)
                                                 ==========     ==========           ==========      =========          ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD           4,588,900      4,588,900            4,588,900      4,588,900           4,588,900
                                                  =========      =========           ==========      =========          ==========

BASIC (LOSS) PER SHARE                           $    (.003)    $    (.006)          $       .-      $   (.001)         $    (.013)
                                                 ==========     ==========           ==========      =========          ==========


                                       4

                        STATEMENT OF SHAREHOLDERS' EQUITY

                FROM DECEMBER 31, 1996 THOUGH SEPTEMBER 30, 2000


                                                                 Common Stock
                                                                $.001 Par Value          Additional
                                                                ---------------            Paid-In    Accumulated
                                                            Shares         Amount          Capital     (Deficit)       Total
                                                            ------         ------          -------     ---------       -----
Balance - December 31, 1996 (as previously reported)          1,000       $  1,000         $ 3,476     $ (4,476)     $       -

1000 for 1 Stock Exchange, Effective July 31, 1998          999,000              -               -             -             -

2 for 1 Stock Split, Effective January 25, 1999           1,000,000          1,000          (1,000)            -             -
                                                          ---------          -----         -------      --------     ---------

Balance - (Restated) December 31, 1996                    2,000,000          2,000           2,476       (4,476)             -

Contribution to Capital                                           -              -             224             -           224

Net loss for period                                               -              -               -         (224)          (224)
                                                          ---------       --------         -------      --------     ---------

Balance - (Restated) December 31, 1997                    2,000,000       $  2,000         $ 2,700     $ (4,700)     $       -

Sale of Common Stock for cash                             1,294,450          1,294          44,406             -        45,700

2 for 1 Stock Split Effective January 25, 1999            1,294,450          1,294          (1,294)             -            -

Net loss for period                                               -              -               -       (8,447)       (8,447)
                                                          ---------       --------         -------      --------      --------

Balance - December 31, 1998                               4,588,900       $  4,588         $45,812     $(13,147)     $ 37,253

Net loss for period                                               -              -               -      (34,490)      (34,490)
                                                          ---------       --------         -------      --------     ---------

Balance December 31, 1999                                 4,588,900       $  4,588         $45,812     $(47,637)     $  2,763

Net loss for period                                               -              -               -      (16,294)      (16,294)
                                                          ---------       --------         -------     ---------     ---------

Balance September 30, 2000                                4,588,900       $  4,588         $45,812     $(63,931)     $(13,531)
                                                          =========       ========         =======     =========     =========


                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Nine Months Ended            Cumulative
                                                                              September 30           Development Stage
                                                                          2000           1999             Amounts
                                                                          ----           ----             -------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Gain(Loss)                                                     $(16,294)      (28,514)           (60,131)
     Adjustments to reconcile net loss to Net cash used in
          operating activities:
               Accounting receivable increase (decrease)                       -           423             (1,500)
               Accounts payable increase (decrease)                       (1,206)            -                 50
                                                                        --------       -------           --------
     Net cash(used in) operating activities                              (17,500)      (28,091)           (61,581)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Loan from Shareholder                                                15,000             -             15,000
     Shareholder working capital contributions                                 -             -                900
     Issuance of Common Stock                                                  -             -             45,700
     Proceeds from borrowing                                                   -             -              7,500
     Principal Repayment of borrowings                                         -             -             (7,500)
                                                                        --------      --------           --------

     Net cash provided by financing activities                          $ 15,000      $      -           $ 61,600
                                                                        --------      --------           --------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,500)      (28,091)                19
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            2,519        35,470                  -
                                                                        --------      --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $     19      $  7,379           $     19
                                                                        ========      ========           ========


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

NOTE D -  UNAUDITED FINANCIAL STATEMENTS

          The financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

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

As discussed below, the three-month period ended September 30, 2000 was characterized by nominal revenues offset by professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended September 30, 2000 (the "Third Quarter") were approximately $ 1,500 and expenses were approximately $ 1,239 resulting in a net profit for the 2000 Third Quarter of approximately $ 261. Of the $ 1,239 of expenses approximately $ 1,051 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended June 30, 2000 (the "2000 Second Quarter") were approximately $ 1,000 and expenses were approximately $ 16,855 resulting in a net loss for the 2000 Second Quarter of approximately $ 15,855.

The increase in revenues for the 2000 Third Quarter as compared to the 2000 Second Quarter was not meaningful. The decrease in expenses for the 2000 Third Quarter as compared to the 2000 Second Quarter was primarily attributable to a reduction of legal and accounting expenses incurred during the 2000 Third Quarter. The net profit for the 2000 Third Quarter as compared to the 1999 Third Quarter was primarily attributable to the decrease of certain non-recurring costs and expenses incurred during the 2000 Third Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

As of September 30, 2000 the Company's principal sources of liquidity consisted of cash of $ 19 and accounts receivable of $ 1,500.

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


                                           A.M.S. MARKETING, INC.
                                          (Registrant)


      Date: November 6, 2000                    By:   /s/ Alfred M. Schiffrin
                                                     ------------------------
                                                          Alfred M. Schiffrin
                                                          President