Form 10KSB
period 2000-12-31
A M S MARKETING INC
filed 2001-02-26
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One )

           (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25413

                            A. M. S. MARKETING, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE  65-0854589
     (State or other jurisdiction  of                (IRS  employer
      incorporation or organization)                Identification No.)

                           7040 W. Palmetto Park Road
                              Building 4, Suite 572
                            Boca Raton, Florida 33433
                    (Address of principal executive offices)

                                 (561) 488-9938
                Registrant's telephone number, including are code

          Securities registered pursuant to Section 12 (b ) of the Act:

Title of Each Class:                 Name of Each Exchange on Which Registered
        None                                            None

          Securities registered pursuant to Section 12 (g ) of the Act:
                                  Common Stock
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.

YES  X           NO

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. ( X )


     State issuer's revenues for its most recent fiscal year : $5,000.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity , as of a specified date within the past 60 days. Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 15, 2001: 4,588,900 shares of common stock, par value $.001 per share.

                                     PART I

ITEM 1.   BUSINESS

          Forward-looking Statements

          This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). These statements are based on management's belief and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend, " "plan," "believe," "estimate," "consider," or similar expression are used.

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

          History

          A.M.S. Marketing , Inc. ("AMS" or the "Company") is the surviving entity in a merger with its then corporate parent, Parkview Management Inc., a Florida corporation ("Parkview"). The background to the merger is as follows:

          Parkview was formed in July 1982 and provided business consulting services to start-up developmental companies until 1993 when it ceased operations. In January 1998, Alfred M. Schiffrin, the current president and sole director of AMS, purchased from Parkview 1,200 shares of its common stock for $1,200 and, on the same date, purchased 800 shares of Parkview's common stock for $800 from a former officer and director of Parkview. As a result, Mr. Schiffrin became the controlling shareholder of Parkview and he was elected the sole director and president of Parkview.

          In July, 1998, Parkview caused the incorporation of AMS as a wholly owned subsidiary in the State of Delaware for the purpose of effecting the reincorporation of Parkview as a Delaware corporation and the recapitalization of Parkview. On July 31, 1998, Parkview and AMS entered into an Agreement and Plan of Merger (the "Plan") that provided for the merger (the "Merger") of Parkview with and into AMS, with AMS as the surviving entity and on the effective date of the Merger (the "Effective Date") for each share of common stock of Parkview issued and outstanding immediately prior thereto to be converted into 1,000 shares of AMS common stock and each share of AMS common stock issued and outstanding immediately prior thereto to be canceled. The Plan also provided that on the Effective Date AMS would assume all of the assets and liabilities of Parkview and the directors and officers of Parkview would become the directors and officers of AMS. The Plan was approved by the directors and Stockholders of Parkview and AMS, and the Effective Date of the Merger was August 20, 1998. On such date, Parkview had no known assets or liabilities.

          All references below to the "Company" include AMS and Parkview.

          General

          The Company is in the development stage. Since June 1998, the Company has been marketing pre-owned, brand name photocopy machines for an unrelated office furniture company. The Company decided to engage in marketing products for others because of the limited capital resources required for such activity. The Company selected pre-owned photocopiers as its initial product to market because it believed there was a demand for and a readily available supply of pre-owned photocopiers and expected the profit margins on the sale of used equipment would be higher than the profit margins on the sale of like new equipment. Accordingly, the Company's president approached the principals of the unrelated office furniture company, with whom he had a prior personal relationship, with the idea of selling pre-owned photocopiers because he believed their business could provide a platform for the Company's contemplated business.

          The Company is exploring the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishing and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, that may entail the issuance of additional shares of its Common Stock, but there are no current plans to do so. Any such acquisition will be made in compliance with applicable Federal and state securities and corporate law, and, depending upon the structure of the transaction, prior shareholder approval may not be required.

          Services/Products

          The Company is currently marketing pre-owned, refurbished Canon and Minolta photocopy machines in conjunction with Office Furniture Warehouse, Inc. ("OFWI"), an unaffiliated party located in Pompano Beach, Florida, where OFWI maintains as 12,000 square foot showroom and a nearby 30,000 square foot warehouse. OFWI is a retail seller of new and used office furniture and systems. The photocopiers marketed by the Company range from simple desk-top models to stand-alone, multi-function business machines.

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

          Principal Suppliers

          All of the pre-owned photocopier machines currently marketed by the Company are purchased by OWFI from Intercom Copier Market ("ICM"), an unaffiliated party located in Pompano Beach, Florida. The Company believes that ICM is the largest wholesaler of pre-owned photocopiers in south Florida and one of the largest in the United States. There are other suppliers from whom OFWI could purchase pre-owned photocopiers. The Company believes, however, that because of favorable logistics and pricing and the high quality of the equipment sold by ICM, the loss of ICM as a supplier would have a significant effect upon the Company. In addition, interruptions in supply could adversely effect the ability of the Company and OFWI to meet customer demand in a timely manner.

          The 90 day warranty offered by OFWI is currently provided by two unrelated third party providers. The Company believes that there are other such providers, and the loss of either of the current providers would not have a material adverse effect upon the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          Market Information

          There is no public trading market for the Company's Common Stock. The Company intends to have the Common Stock included for quotation on the OTC Bulletin Board. No assurance can be given that the Common Stock will be included for quotation and, if included, that an active trading market for the Common Stock will be established or maintained.

          There  are  no  outstanding  options  or  warrants  to  purchase,   or
securities convertible into, shares of Common Stock.

          As of the date hereof, there are 4,100,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") and the Company has not agreed to register any shares of Common Stock under the Securities Act for sale by security holders.

          The Company is not and has not proposed to publicly offer any shares of Common Stock.

          Holders of Record

          As of February 15, 2001, there were approximately 64 holders of record of the Company's Common Stock, and the number of beneficial holders was approximately 66.

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

Item 6.   Management's Discussion and Analysis

          Overview

          The Company is in the development stage, having recommenced operations in June 1998, after being inactive for several years.

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

          During the next 12 months, the Company intends to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings, and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and State securities and corporate law, and, depending upon the structure of the transaction, prior shareholder approval may not be required. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

          As discussed below, fiscal year 2000 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

          Results of Operations

          Revenues in fiscal 2000 were approximately $5,000 and expenses were approximately $21,141, resulting in a net loss for such year in the amount of approximately $16,141. Of the $21,141 of expenses, approximately $16,511 represented legal, accounting and filing fees incurred in connection with the Company being a reporting issuer.

          The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

          Liquidity and Capital Resources

          The Company financed its operations during fiscal year 2000 through revenues from operations, from the proceeds of $44,450 received from the sale of 44,450 shares of Common Stock that was completed during fiscal 1998, and from a loan of $15,000 from the Company's president and majority shareholder, Alfred M. Schiffrin. As of December 31, 2000, the Company's principal sources of liquidity consisted of cash of $372 and accounts receivable of $1,250. The Company is exploring opportunities to raise additional cash to finance its operations for the foreseeable future. In addition, the Company is considering expansion through acquisitions. No specific targets are currently under consideration. If the Company is not successful in raising cash, it may be forced to once again borrow funds from its president to finance operations.

Item 7.   Financial Statements

          The following financial statements of the Company are included in Item 7.

          Balance Sheet at December 31, 2000.

          Statements  of  Operations  for the Years Ended  December 31, 2000 and
          1999.

          Statements of Shareholders' Deficiency for the Years ended December 31, 2000 and 1999.

          Statements of Cash Flows for the Years ended December 31, 2000 and 1999 and from January 1, 1998 (Inception)

          Notes to Financial Statements.

                             A.M.S. MARKETING, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                             A.M.S. MARKETING, INC.
                              FINANCIAL STATEMENTS




                                TABLE OF CONTENTS



Independent Auditor's Report                                               F-1

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3

Statements of Shareholders' Deficiency                                     F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6-7

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
A.M.S. Marketing, Inc.
Boca Raton, Florida


I have audited the accompanying balance sheet of A.M.S. Marketing, Inc. as of December 31, 2000, and the related statements of operations, shareholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.M.S. Marketing, Inc. as of December 31, 2000, and the results of operations and its cash flows for each of the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 5, 2001

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000





ASSETS

CURRENT ASSETS:
    Cash                                                               $    372
    Accounts Receivable - Trade                                           1,250
                                                                       --------
        TOTAL CURRENT ASSETS                                              1,622
                                                                       --------
TOTAL ASSETS                                                           $  1,622
                                                                       ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES:
    Loan Payable - Shareholder                                         $ 15,000
                                                                       --------
        TOTAL CURRENT LIABILITIES                                        15,000
                                                                       --------
SHAREHOLDERS' DEFICIENCY:
    Common Stock, $.001 Par Value - 20,000,000 Shares
        Authorized; 4,588,900 Shares Issued and Outstanding               4,588
    Additional Paid-In Capital                                           45,812
    Deficit Accumulated During Development Stage                        (63,778)
                                                                       --------
        TOTAL SHAREHOLDERS' DEFICIENCY                                  (13,378)
                                                                       --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         $  1,622
                                                                       ========



                 See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2000


                                                                              CUMULATIVE
                                                                              DEVELOPMENT
                                                    2000           1999      STAGE AMOUNTS
                                                -----------    -----------    -----------

REVENUES                                        $     5,000    $    11,299    $    27,445

GENERAL AND ADMINISTRATIVE
    EXPENSES                                         21,141         45,789         91,223
                                                -----------    -----------    -----------

NET (LOSS)                                      $   (16,141)   $   (34,490)   $   (63,778)
                                                ===========    ===========    ===========
PER SHARE INFORMATION:
    Weighted Average Number of Common
         Shares Outstanding During the Period     4,588,900      4,588,900      4,503,700
                                                ===========    ===========    ===========

BASIC (LOSS) PER SHARE                          $     (.004)   $     (.008)   $     (.014)
                                                ===========    ===========    ===========




                 See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                         DEFICIT
                                         COMMON STOCK                   ACCUMULATED
                                       $.001 PAR VALUE     ADDITIONAL     DURING
                                    ---------------------    PAID-IN    DEVELOPMENT
                                      SHARES      AMOUNT     CAPITAL      STAGE        TOTAL
                                    ---------   ---------  ----------   ---------    ---------

BALANCE - December 31, 1998         4,588,900   $   4,588   $  45,812   $ (13,147)   $  37,253

NET (LOSS) FOR PERIOD                    --          --          --       (34,490)     (34,490)
                                    ---------   ---------   ---------   ---------    ---------

BALANCE - December 31, 1999         4,588,900       4,588      45,812     (47,637)       2,763

NET (LOSS) FOR PERIOD                    --          --          --       (16,141)     (16,141)
                                    ---------   ---------   ---------   ---------    ---------

BALANCE - December 31, 2000         4,588,900   $   4,588   $  45,812   $ (63,778)   $ (13,378)
                                    =========   =========   =========   =========    =========




                 See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
            AND FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2000




                                                                               CUMULATIVE
                                                                               DEVELOPMENT
                                                         2000        1999     STAGE AMOUNTS
                                                       --------    --------   -------------

CASH FLOWS FROM OPERATING  ACTIVITIES:
     Net (Loss)                                        $(16,141)   $(34,490)   $(63,778)
     Adjustments to Reconcile Net (Loss) to Net
         Cash Used in Operating Activities:
             Accounts Receivable (Increase) Decrease        250        (602)     (1,250)
             Prepaid Expense Decrease                      --          (455)       --
             Accounts Payable (Increase) Decrease        (1,256)      1,256        --
                                                       --------    --------    --------
          NET CASH (USED IN) OPERATING
              ACTIVITIES                                (17,147)    (32,951)    (65,028)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of Common Stock                             --          --        50,400
      Proceeds from Borrowings                           15,000        --        22,500
      Repayment of Borrowings                              --          --        (7,500)
                                                       --------    --------    --------
          NET CASH PROVIDED BY FINANCING
              ACTIVITIES                                 15,000        --        65,400
                                                       --------    --------    --------

INCREASE (DECREASE) IN CASH                              (2,147)    (32,951)        372

CASH - Beginning of Period                                2,519      35,470        --
                                                       --------    --------    --------

CASH - End of Period                                   $    372    $  2,519    $    372
                                                       ========    ========    ========







                 See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000





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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2000


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

NOTE C -  INCOME TAXES

          The Company's net operating loss of approximately $64,000, may be carried forward through the year 2020 for tax purposes, to offset taxable income.

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

NOTE E -  GOING CONCERN UNCERTAINTY

          The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.

NOTE F -  RELATED PARTY TRANSACTIONS

          Occupancy and Administrative Costs - For 1999 and 2000, certain of the Company's administrative costs were paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

          Loan Payable - Shareholder - Consists of interest free working capital advance, due on demand.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

          The following table sets forth the name , age and position of each director and executive officer of the Company as of the date hereof:

NAME                       AGE             POSITION
Alfred M. Schiffrin        63              President, Secretary, Treasurer, and
                                           Director

          Alfred M. Schiffrin has been President, Secretary, Treasurer and a Director of the Company since January 1998. From December 1995 to May 1999, Mr. Schiffrin had been the President of Newmarket Strategic Development Corp., a consulting company. From September 1995 to May 1997, Mr. Schiffrin was President of L. M. Rose & Company, a broker dealer registered with the National Association of Securities Dealers ( the "NASD"). From September 1994 to August 1995, Mr. Schiffrin was an independent investor. From July 1994 to September
1994, Mr. Schiffrin was an account executive with Ross Securities, an NASD broker dealer located in Boca Raton, Florida.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information regarding beneficial ownership of Registrant's common stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, under which a person is deemed to be the beneficial owner of securities if such a person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner                 Number of         Percent
                                                   Shares Owned         Owned

Alfred M Schiffrin                                   4,000,000          87.2%
C/O A.M. S. Marketing Inc.
7040 W. Palmetto Park Road
Building 4, Suite 572
Boca Raton, Florida 33433

Alicia M. LaSala                                       400,000           8.7%(1)
6674 Serena Lane
Boca Raton, Florida 33433

All Executive Officers and Directors                 4,000,000          87.2%
As a Group (one person)

(1) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee and 180,000 shares of Common Stock owned of record by her husband's individual retirement account. Mrs. LaSala disclaims beneficial ownership of such shares.

Item 12.  Certain Relationship and Related Transactions

          In January 1998, the Company sold 1,200,000 shares of Common Stock to Alfred M. Schiffrin for an aggregate consideration of $1,200.00. During 1998, the Company borrowed (and repaid) $7,500.00 from its President, as a non-interest bearing working capital advance. In April 2000, the Company borrowed $15,000.00 from Mr. Schiffrin as a non-interest bearing working capital loan.

                                     PART IV

Item 13.  Exhibits, Lists and Report on Form 8-K

          (a)  Exhibits

Exhibit Number             Description of Exhibit

3.1               Registrant's Certificate of Incorporation, as amended*
3.2               Registrant's By-laws*
4.                Specimen form of Registrant's Common Stock Certificate*
27.1              Financial Data Schedule

---------

* Incorporated herein by reference to Registrant's Registration Statement on Form 10-SB.

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             A.M.S. MARKETING, INC.

                                    By:     /s/  Alfred M. Schiffrin
                                        ---------------------------------------
                                    Alfred M. Schiffrin, President
                                    Chief Executive Officer, Director and
                                    Chief Financial and Accounting Officer

Dated: February 23, 2001