Form 10QSB
period 2001-03-31
A M S MARKETING INC
filed 2001-05-03
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                Yes   x    No
                                     --- ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 16, 2001 the Registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes         No     x
    ------     -----------

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001


                                       Index                               Page
                                                                          Number

PART I       FINANCIAL INFORMATION

Item 1       Balance Sheet at March 31, 2001                                  3

             Statements of Operations for the three month periods
                    ended March 31, 2001 and March 31, 2000                   4

             Statements of Cash Flows for the three month periods
                    ended March 31, 2001 and March 31, 2000                   5

             Notes to Financial Statements                                    6

Item 2       Management's Discussion and Analysis or Plan of Operation        8

PART II

Item 1       Legal Proceedings                                               10
Item 2       Changes in Securities                                           10
Item 3       Defaults Upon Senior Securities                                 10
Item 4       Submission of Matters to a Vote of Security Holders             10
Item 5       Other Information                                               10
Item 6       Exhibits and Reports on Form 8 - K                              10

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                                  March 31, 2001
                                                                 ---------------
                                                                     (UNAUDITED)
CURRENT ASSETS:

       Cash and cash equivalents                                      $     356

       Accounts Receivable - Trade                                        1,000
                                                                      ----------

                  Total Current Assets                                    1,356
                                                                      ----------

                  Total Assets                                        $   1,356
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Accounts Payable - Trade                                       $   2,650
       Loan Due - Shareholder                                            15,000
                                                                      ----------
                  Total Current Liabilities                              17,650
                                                                      ----------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 par value,
         20,000,000 shares authorized;
         4,588,900 shares issued and outstanding                          4,588

       Additional paid-in capital                                        45,812

       Deficit accumulated during development stage                     (66,694)
                                                                      ----------

         Total Shareholders' Deficiency                                 (16,294)
                                                                      ----------

         Total Liabilities and Shareholders' Deficiency               $   1,356
                                                                      ==========



See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                           Three Months
                                                              Ended            Cumulative
                                                             March 31,         Development
                                                       2001          2000     Stage Amounts
                                                       ----          ----     -------------
                                                   (UNAUDITED)   (UNAUDITED)

REVENUES                                           $    1,000    $    1,255    $   28,445

GENERAL AND ADMINISTRATIVE EXPENSES                     3,916         1,954        95,139
                                                   -----------   -----------    ----------

NET GAIN (LOSS)                                    $   (2,916)   $     (699)   $  (66,694)
                                                   ===========   ===========   ===========



PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THE PERIOD         4,588,900     4,489,500     4,588,900
                                                   ===========   ===========   ===========

BASIC (LOSS) PER SHARE                             $       .-   $        -     $    (.014)
                                                   ===========   ===========   ===========



See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Three Months Ended      Cumulative
                                                             March 31        Development Stage
                                                       2001           2000        Amounts
                                                       ----           ----        -------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Gain(Loss)                                   $   (2,916)         (699)      (66,694)
  Adjustments to reconcile net loss to Net
     cash  used  in  operating activities:
         Accounts receivable (increase) decrease          250           250        (1,000)
         Accounts payable increase (decrease)           2,650        (1,256)        2,650
                                                   -----------   -----------   -----------
  Net cash(used in) operating activities                  (16)       (1,705)      (65,044)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common Stock                                  -             -        50,400
  Proceeds from borrowing                                   -             -        22,500
  Principal Repayment of borrowings                         -             -        (7,500)
                                                   -----------   -----------   -----------

  Net cash provided by financing activities        $        -    $        -    $   65,400
                                                   -----------   -----------   -----------


INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS           (16)       (1,705)          356
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           372         2,519             -
                                                   -----------   -----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $      356    $      814    $      356
                                                   ===========   ===========   ===========



See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


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

NOTE C -  UNAUDITED FINANCIAL STATEMENTS

          The financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

NOTE D -  SHAREHOLDER LOAN

          On April 28, 2000 the Company accepted a working capital loan of $15,000 from its President, and largest shareholder, Alfred M. Schiffrin. The loan is non-interest bearing, is not evidenced by a promissory note and is repayable on demand.

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

As  discussed   below,   the  three-month   period  ended  March  31,  2001  was
characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended March 31, 2001 (the "2001 First Quarter") were approximately $1,000 and expenses were approximately $3,916 resulting in a net loss for the 2001 First Quarter of approximately $2,916. Of the $3,916 of expenses, approximately $3,058 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended March 31, 2000 (the "2000 First Quarter") were approximately $1,255 and expenses were approximately $1,954, resulting in a net loss for the 2000 First Quarter of approximately $699. Of the $1,954 of expenses, approximately $1,068 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended December 31, 2000 (the "2000 Fourth Quarter") were approximately $1,245 and expenses were approximately $1,092 resulting in a net profit for the 2000 Fourth Quarter of approximately $153.

The decrease in revenues for the 2001 First Quarter as compared to the 2000 First Quarter and the 2000 Fourth Quarter was not meaningful. The increase in expenses for the 2001 First Quarter as compared to the 2000 First Quarter and the 2000 Fourth Quarter was primarily attributable to legal and accounting expenses incurred during the 2001 First Quarter. The increase in net loss for the 2001 First Quarter as compared to the 2000 First Quarter and the net profit in the 2000 Fourth Quarter was primarily attributable to the increase of certain costs and expenses incurred during the 2001 First Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.


Liquidity and Capital Resources

As of March 31, 2001 the Company's principal sources of liquidity consisted of cash of $356 and accounts receivable of $1,000.

During the 2000 Second Quarter the Company's President and largest shareholder, Alfred M. Schiffrin, loaned $15,000 to the Company in order to fund its operations. The loan is non-interest bearing and is repayable on demand.

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

              None

 Item 3       Defaults Upon Senior Securities

              None

 Item 4       Submission of Matters to a Vote of Security Holders

              None

 Item 5       Other Information

              None

 Item 6       Exhibits and Reports on Form 8-K
              (a)   Exhibits
                          None
              (b)   Reports on Form 8-K
                           None


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       A.M.S. MARKETING, INC.
                                        (Registrant)



         Date May 3, 2001              By:   /s/ Alfred M. Schiffrin
                                           ------------------------------------
                                                Alfred M. Schiffrin,
                                                President