Form 10QSB
period 2001-09-30
A M S MARKETING INC
filed 2001-11-06
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------

                         COMMISSION FILE NUMBER 0-25413


                             A.M.S. MARKETING, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                       65-0854589
   (State or Other Jurisdiction                           (IRS Employer
  of Incorporation or Organization)                      Identification No.)

       7040 W. PALMETTO PARK ROAD, BUILDING 4, # 572, BOCA RATON, FL 33433

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

                           Yes  [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 15, 2001 the Registrant had 4,588,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes [ ]  No  [X}

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001


                                        Index                              Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Balance Sheet at September 30, 2001                                   3

         Statements of Operations for the three month and nine month
             periods ended September 30, 2001 and September 30, 2000           4


         Statements of Cash Flows for the nine month periods
             ended September 30, 2001 and September 30, 2000                   5

         Notes to Financial Statements                                         6

Item 2   Management's Discussion and Analysis or Plan of Operation             8

PART II

Item 1   Legal Proceedings                                                    10
Item 2   Changes in Securities                                                10
Item 3   Defaults Upon Senior Securities                                      10
Item 4   Submission of Matters to a Vote of Security Holders                  10
Item 5   Other Information                                                    10
Item 6   Exhibits and Reports on Form 8 - K                                   10

         Signatures                                                           11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                         September 30, 2001
                                                         ------------------
                                                                (UNAUDITED)
CURRENT ASSETS:

       Cash and cash equivalents                                   $    43.

       Accounts Receivable - Trade                                   1,250.
                                                                   --------

                  Total Current Assets                               1,293.
                                                                   --------

                  Total Assets                                     $ 1,293.
                                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

       Accounts Payable - Trade                                        -
       Loan Due                                                    $25,000.
                                                                   --------
                  Total Current Liabilities                        $25,000.
                                                                   --------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 par value,
         20,000,000 shares authorized;
         4,588,900 shares issued and outstanding                     4,588.

       Additional paid-in capital                                   45,812.

       Deficit accumulated during development stage                (70,307.)
       Deficit accumulated prior to development stage               (3,800.)
                                                                   --------

         Total Shareholders' Equity                                (23,707.)
                                                                   --------

         Total Liabilities and Shareholders' Deficiency            $ 1,293.
                                                                   ========

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                               Nine Months Ended          Three Months Ended
                                                September 30,                September 30,
                                             2001            2000          2001          2000       Cumulative
                                          ----------     ----------     ----------    ----------    ----------
                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

REVENUES                                  $   3,150.     $   3,755.     $   1,250.    $   1,500.    $  30,595.

GENERAL AND ADMINISTRATIVE EXPENSES          13,479.        20,049.         1,582.        1,239.      104,702.
                                          ----------     ----------     ----------    ----------    ----------
NET GAIN (LOSS)                           $ (10,329.)    $ (16,294.)    $   ( 332.)   $     261.    $ (74,107.)
                                          ==========     ==========     ==========    ==========    ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD    4,588,900      4,588,900      4,588,900     4,588,900     4,511,843
                                          ==========     ==========     ==========    ==========    ==========

BASIC

(LOSS) PER SHARE                          $    (.002)    $    (.003)    $       -.    $       -.    $    (.016)
                                          ==========     ==========     ==========    ==========    ==========

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS

                                                                              Nine Months Ended          Cumulative
                                                                                September 30         Development Stage
                                                                             2001          2000           Amounts
                                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Gain(Loss)                                                       $  (10,329)    $  (16,294)    $  (74,107)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Accounts receivable (increase) decrease                                -              -         (1,250)
            Accounts payable increase (decrease)                                   -         (1,206)             -
                                                                          ----------     ----------     ----------
     Net cash(used in) operating activities                                  (10,329)       (17,500)       (75,357)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Loan from Shareholder                                                         -         15,000         15,000
     Issuance of Common Stock                                                      -              -         50,400
     Proceeds from borrowing                                                  25,000              -         32,500
     Principal Repayment of borrowings                                       (15,000)             -        (22,500)
                                                                          ----------     ----------     ----------

     Net cash provided by financing activities                            $   10,000     $   15,000     $   75,400
                                                                          ----------     ----------     ----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (329)        (2,500)            43
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  372          2,519              -
                                                                          ----------     ----------     ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $       43     $       19     $       43
                                                                          ==========     ==========     ==========

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


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

         Loss Per Share - Loss per share for the period is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. There are no common stock equivalents.

         All per share amounts are retroactively restated to reflect the capitalization of the successor entity, A.M.S. Marketing, Inc., and the January 25, 1999 stock split.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001




NOTE B - COMMON STOCK
         ------------

         The Company sold 44,450 pre-split shares of its common stock, at $ 1.00 per share, to investors during 1998. The offering was made in accordance with the Securities Act of 1933, Rule 504, Regulation D.

NOTE C - UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

NOTE D - LOANS DUE
         ---------

         On April 28, 2000 the Company accepted a working capital loan of $ 15,000 from its President, and largest shareholder, Alfred M. Schiffrin. The loan was non-interest bearing, was not evidenced by a promissory note and was repayable on demand. The Company repaid the loan in full on April 6,2001, out of the proceeds of the loan discussed below.

         On April 2, 2001, the Company accepted a working capital loan of $25,000 from I Platform, Inc., a non-affiliate of the Company ("I Platform"), pursuant to the terms of a non-binding letter of intent of the same date between the Company and I Platform (the "LOI"). The LOI provides for the merger of I Platform with and into the Company. I Platform is a private company engaged in the business of data management and storage. The LOI provides that if for any reason the merger does not occur, the loan shall be repaid by the issuance to I Platform of 25,000 shares of restricted common stock of the Company. Simultaneous with the execution of the LOI, the Company's president and controlling shareholder, Alfred M.Schiffrin, executed an agreement with I Platform pursuant to which Mr. Schiffrin agreed to sell to I Platform 3,800,000 of his shares of the Company's common stock for an aggregate consideration of $ 110,000 upon consummation of the merger. Although the Company and I Platform are continuing to negotiate the terms of a definitive merger agreement, no assurance can be given that a definitive agreement will be executed and, if executed, that the transaction will be consummated.

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

During the next 12 months the Company expects to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock. Any such acquisition, merger or combination will be made in compliance with applicable Federal and state securities and corporate law and depending upon the structure of the transaction, submission of information to shareholders regarding any such transaction prior to consummation, as well as shareholders' approval thereof, may not be required. On April 2, 2001, the Company entered into a non-binding letter of intent with I Platform Inc., providing for the merger of I Platform Inc. with and into the Company. See " Liquidity and Capital Resources" below. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions, but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

As discussed below, the three-month period ended September 30, 2001 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended September 30, 2001 (the "2001 Third Quarter") were approximately $ 1,250 and expenses were approximately $ 1,582 resulting in a net loss for the 2001 Third Quarter of approximately $ 332. Of the $ 1,582 of expenses, approximately $ 1,018 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended June 30, 2001 (the "2001 Second Quarter") were approximately $ 900 and expenses were approximately $ 7,981 resulting in a net loss for the 2001 Second Quarter of approximately $ 7,081.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


The increase in revenues for the 2001 Third Quarter as compared to the 2001 Second Quarter was not meaningful. The decrease in expenses for the 2001 Third Quarter as compared to the 2001 Second Quarter was primarily attributable to legal, accounting and due diligence expenses incurred during the 2001 Second Quarter. The net loss for the 2001 Third Quarter as compared to the net profit for the 2000 Third Quarter was primarily attributable to the increase of certain non-recurring costs and expenses incurred during the 2001 Third Quarter relating to the Company being a reporting issuer, and a decrease in revenues.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.


Liquidity and Capital Resources

As of September 30, 2001 the Company's principal sources of liquidity consisted of cash of $ 43 and accounts receivable of $ 1,250.

During the 2000 Second Quarter the Company's President and largest shareholder, Alfred M. Schiffrin, loaned $ 15,000 to the Company in order to fund its operations. The loan was non-interest bearing and was repayable on demand. The Company repaid the loan in full on April 6,2001 out of the proceeds of the loan discussed below.

On April 2, 2001, the Company accepted a working capital loan of $25,000 from I Platform, Inc., a non-affiliate of the Company ("I Platform"), pursuant to the terms of a non-binding letter of intent of the same date between the Company and I Platform, Inc. (the "LOI"). The LOI provides for the merger of I Platform with and into the Company. I Platform is a private company engaged in the business of data management and storage. The LOI provides that if for any reason the merger does not occur, the loan shall be repaid by the issuance to I Platform of 25,000 shares of restricted common stock of the Company. Simultaneous with the execution of the LOI, the Company's president and controlling shareholder, Alfred M.Schiffrin, executed an agreement with I Platform pursuant to which Mr. Schiffrin agreed to sell to I Platform 3,800,000 of his shares of the Company's common stock for an aggregate consideration of $ 110,000 upon consummation of the merger. Although the Company and I Platform are continuing to negotiate the terms of a definitive merger agreement, no assurance can be given that a definitive agreement will be executed and, if executed, that the transaction will be consummated.



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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            A.M.S. MARKETING, INC.
                                            (Registrant)



Date November 1, 2001                       By:  /s/ ALFRED M. SCHIFFRIN
                                                 -------------------------------
                                                 Alfred M. Schiffrin,
                                                 President