Form 10KSB
period 2001-12-31
A M S MARKETING INC
filed 2002-03-04
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                           7040 W. Palmetto Park Road
                                Building 4, # 572
                            Boca Raton, Florida 33433
                    (Address of principal executive offices)

                                 (561) 488-9938
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
         None                                             None

          Securities registered pursuant to Section 12 (g ) of the Act:
                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X}

State issuer's revenues for its most recent fiscal year: $6,150.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity , as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 1, 2002: 4,613,900 shares of common stock, par value $.001 per share, were outstanding.

                                     PART I

ITEM 1.  BUSINESS

Forward-looking Statements

         This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ( the Exchange
Act). These statements are based on management's belief and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as expect, anticipate, intend, plan, believe, estimate, consider, or similar expression are used.

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

History

         A.M.S. Marketing , Inc. (AMS or the Company) is the surviving entity in a merger with its then corporate parent, Parkview Management Inc., a Florida corporation (Parkview). The background to the merger is as follows:

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

         In July, 1998, Parkview caused the incorporation of AMS as a wholly owned subsidiary in the State of Delaware for the purpose of effecting the reincorporation of Parkview as a Delaware corporation and the recapitalization of Parkview. On July 31, 1998, Parkview and AMS entered into an Agreement and Plan of Merger (the Plan) that provided for the merger (the Merger) of Parkview with and into AMS, with AMS as the surviving entity and on the effective date of the Merger (the Effective Date) for each share of common stock of Parkview issued and outstanding immediately prior thereto to be converted into 1,000 shares of AMS common stock and each share of AMS common stock issued and outstanding immediately prior thereto to be canceled. The Plan also provided that on the Effective Date AMS would assume all of the assets and liabilities of Parkview and the directors and officers of Parkview would become the directors and officers of AMS. The Plan was approved by the directors and Stockholders of Parkview and AMS, and the Effective Date of the Merger was August 20, 1998. On such date, Parkview had no known assets or liabilities.

         All references below to the Company include AMS and Parkview.

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

         On April 2, 2001, the Company executed a non-binding Letter of Intent to merge with I-Platform, Inc., a private Delaware corporation. No definite agreement was ever entered into, and the parties terminated negotiations on December 18, 2001.

Services/Products

         The Company is currently marketing pre-owned, refurbished Canon and Minolta photocopy machines in conjunction with Office Furniture Warehouse, Inc.
(OFWI), an unaffiliated party located in Pompano Beach, Florida, where OFWI maintains a 12,000 square foot showroom and a nearby 30,000 square foot warehouse. OFWI is a retail seller of new and used office furniture and systems. The photocopiers marketed by the Company range from simple desk-top models to stand-alone, multi-function business machines.

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

Principal Suppliers

         All of the pre-owned photocopier machines currently marketed by the Company are purchased by OWFI from Intercom Copier Market (ICM), an unaffiliated party located in Pompano Beach, Florida. The Company believes that ICM is the largest wholesaler of pre-owned photocopiers in south Florida and one of the largest in the United States. There are other suppliers from whom OFWI could purchase pre-owned photocopiers. The Company believes, however, that because of favorable logistics and pricing and the high quality of the equipment sold by ICM, the loss of ICM as a supplier would have a significant effect upon the Company. In addition, interruptions in supply could adversely effect the ability of the Company and OFWI to meet customer demand in a timely manner.

         The 90 day warranty offered by OFWI is currently provided by an unrelated third party provider. The Company believes that there are other such providers, and the loss of the current provider would not have a material adverse effect upon the Company.

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

         As of the date hereof, there are 4,100,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the Securities Act) and the Company has not agreed to register any shares of Common Stock under the Securities Act for sale by security holders.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

Holders of Record

         As of March 1, 2002, there were approximately 66 holders of record of the Company's Common Stock, and the number of beneficial holders was approximately 68.

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

         During the next 12 months, the Company intends to continue marketing pre-owned photocopiers. The Company will also continue to explore the marketing of other products, including new and pre-owned items of office equipment other than photocopiers, office furniture, home furnishings and appliances, as well as the purchase and resale of such items to the extent the Company's resources permit. The Company is also considering other means of expanding its business, such as through acquisition, merger or other form of business combination involving one or more entities engaged in the same, similar or unrelated business as the Company. Any such transaction may entail the issuance of additional shares of its Common Stock, but there are no current plans to engage therein. Any such acquisition, merger or combination will be made in compliance with applicable Federal and State securities and corporate law, and, depending on the structure of the transaction, prior shareholder approval may not be required. The Company's president, Alfred M. Schiffrin, has had experience as an investment banker in locating potential acquisitions but the Company may employ the services of a broker or finder who would be entitled to compensation to assist in identifying suitable opportunities.

         On April 2, 2001, the Company executed a non-binding Letter of Intent to merge with I-Platform, Inc., a private Delaware corporation. No definitive agreement was ever entered into, and the parties terminated negotiations on December 18, 2001.

         As discussed below, fiscal year 2001 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer, and with a proposed merger.

Results of Operations

         Revenues in fiscal 2001 were approximately $6,150 and expenses were approximately $12,215, resulting in a net loss for such year in the amount of approximately $6,065. Of the $12,215 of expenses, approximately $3,484 represented legal, accounting and filing fees incurred in connection with the Company being a reporting issuer, and approximately $6,180 represented professional fees and expenses incurred in connection with a proposed merger.

         The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

         The Company financed its operations during fiscal year 2001 through revenues from operations and through a loan to the Company of $25,000 from I-Platform, Inc. on April 2, 2001. The loan was subsequently satisfied in full on December 18, 2001, by the issuance of 25,000 restricted shares of the Company's common stock to I-Platform, Inc. As of December 31, 2001, the Company's principal sources of liquidity consisted of cash of $100 and accounts receivable of $5,883. The Company is exploring opportunities to raise additional cash to finance its operations for the foreseeable future. In addition, the Company is considering expansion through acquisitions. No specific targets are currently under consideration. If the Company is not successful in raising cash, it may be forced to once again borrow funds.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are included in Item
          7.

         Balance Sheet at December 31, 2001.

         Statements of Operations for the Years Ended
          December 31, 2001 and 2000

         Statements of Shareholders' Equity (Deficiency) for the
          Years ended December 31, 2001 and 2000

         Statements of Cash Flows for the Years ended
          December 31, 2001 and 2000 and from January 1,
          1998 (Inception)

         Notes to Financial Statements

                             A.M.S. MARKETING, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

Independent Auditor's Report                                                 F-1

Balance Sheet                                                                F-2

Statements of Operations                                                     F-3

Statements of Shareholders' Equity                                           F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                            F-6-F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
A.M.S. Marketing, Inc.
(A Development Stage Company)
Boca Raton, Florida

I have audited the accompanying balance sheet of A.M.S. Marketing, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.M.S. Marketing, Inc. as of December 31, 2001, and the results of operations and its cash flows for each of the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 5, 2002

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                               $    100
    Accounts Receivable - Shareholder                                     5,884
                                                                       --------
      TOTAL CURRENT ASSETS                                                5,984
                                                                       --------

TOTAL ASSETS                                                           $  5,984
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                   $    426
                                                                       --------
      TOTAL CURRENT LIABILITIES                                             426
                                                                       --------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 Par Value - 20,000,000 Shares
      Authorized; 4,613,900 Shares Issued and Outstanding                 4,613
    Additional Paid-In Capital                                           70,787
    Deficit Accumulated During Development Stage                        (69,842)
                                                                       --------
      TOTAL SHAREHOLDERS' EQUITY                                          5,558
                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  5,984
                                                                       ========

                 See accompanying notes to financial statements.


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2001

                                                                         CUMULATIVE
                                                                        DEVELOPMENT
                                              2001          2000       STAGE AMOUNTS
                                         -----------    -----------    -------------
REVENUES                                 $     6,150    $     5,000    $      33,595

GENERAL AND ADMINISTRATIVE
  EXPENSES                                    12,214         21,141          103,437
                                         -----------    -----------    -------------

NET (LOSS)                               $    (6,064)   $   (16,141)   $     (69,842)
                                         ===========    ===========    =============
PER SHARE INFORMATION:
  Weighted Average Number of Common
  Shares Outstanding During the Period     4,589,721      4,588,900        4,514,453
                                         ===========    ===========    =============

BASIC (LOSS) PER SHARE                   $     (.001)   $     (.004)   $       (.016)
                                         ===========    ===========    =============


                 See accompanying notes to financial statements.


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 DEFICIT
                                        COMMON STOCK                           ACCUMULATED
                                      $.001 PAR VALUE          ADDITIONAL        DURING
                                  ------------------------      PAID-IN        DEVELOPMENT
                                    SHARES        AMOUNT        CAPITAL          STAGE             TOTAL
                                  ----------    ----------     ----------     ------------     ----------
BALANCE - December 31, 1999        4,588,900    $    4,588     $   45,812     $    (47,637)    $    2,763

NET (LOSS) FOR PERIOD                   --            --             --            (16,141)       (16,141)
                                  ----------    ----------     ----------     ------------     ----------

BALANCE - December 31, 2000        4,588,900         4,588         45,812          (63,778)       (13,378)

SALE OF COMMON STOCK                  25,000            25         24,975             --           25,000

NET (LOSS) FOR PERIOD                   --            --             --             (6,064)        (6,064)
                                  ----------    ----------     ----------     ------------     ----------

BALANCE - December 31, 2001        4,613,900    $    4,613     $   70,787     $    (69,842)    $    5,558
                                  ==========    ==========     ==========     ============     ==========


                 See accompanying notes to financial statements.


                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
            AND FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2001

                                                                              CUMULATIVE
                                                                              DEVELOPMENT
                                                       2001        2000      STAGE AMOUNTS
                                                     --------    --------    -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net (Loss)                                          $ (6,064)   $(16,141)   $    (69,842)
 Adjustments to Reconcile Net (Loss) to Net
  Cash Used in Operating Activities:
   Accounts Receivable (Increase) Decrease             (4,634)        250          (5,884)
   Accounts Payable (Increase) Decrease                   426      (1,256)            426
                                                     --------    --------    ------------
  NET CASH (USED IN) OPERATING
   ACTIVITIES                                         (10,272)    (17,147)        (75,300)
                                                     --------    --------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock                              25,000        --            75,400
 Proceeds from Borrowings - Shareholder                  --        15,000          22,500
 Repayment of Borrowings  - Shareholder               (15,000)       --           (22,500)
                                                     --------    --------    ------------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                          10,000      15,000          75,400
                                                     --------    --------    ------------

INCREASE (DECREASE) IN CASH                              (272)     (2,147)            100

CASH - Beginning of Period                                372       2,519            --
                                                     --------    --------    ------------

CASH - End of Period                                 $    100    $    372    $        100
                                                     ========    ========    ============


                 See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2001


NOTE B - COMMON STOCK

         On April 2, 2001, the Company entered into a non-binding letter of intent to merge with I Platform, Inc. The agreement provided for a $25,000 advance. In accordance with the terms of the agreement, 25,000 shares of the Company's common stock were issued on December 18th, in satisfaction of the advance upon termination of merger negotiations.

NOTE C - INCOME TAXES

         The Company's accumulated net operating loss of approximately $70,000, may be carried forward through the year 2021 for tax purposes, to offset taxable income.

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

NOTE F - RELATED PARTY TRANSACTIONS

         Occupancy and Administrative Costs - For 2001 and 2000, certain of the Company's administrative costs were paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

         Accounts Receivable - Shareholder - Consists of legal, accounting, and administrative fees recoverable from I Platform, Inc. in accordance with the proposed merger agreement dated April 2, 2001 - see Note B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name , age and position of each director and executive officer of the Company as of the date hereof:

NAME                       AGE          POSITION
----                       ---          --------

Alfred M. Schiffrin        64           President, Secretary,
                                        Treasurer, and Director

         ALFRED M. SCHIFFRIN has been President, Secretary, Treasurer and a Director of the Company since January 1998. From December 1995 to May 1999, Mr. Schiffrin had been the President of Newmarket Strategic Development Corp., a consulting company. From September 1995 to May 1997, Mr. Schiffrin was President of L. H. Ross & Company, a broker dealer registered with the National Association of Securities Dealers ( the NASD). From September 1994 to August 1995, Mr. Schiffrin was an independent investor. From July 1994 to September 1994, Mr. Schiffrin was an account executive with Ross Securities, an NASD broker dealer located in Boca Raton, Florida.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of Registrant's common stock as of the date of this report by all shareholders who own 5% or more of the Registrant's common stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, under which a person is deemed to be the beneficial owner of securities if such a person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

Name and Address of                 Number of             Percent
Beneficial Owner                    Shares Owned          Owned
-------------------                 ------------          -------

Alfred M Schiffrin                  4,000,000             86.7%
c/o A.M.S. Marketing Inc.
7040 W. Palmetto Park Road
Building 4, #572
Boca Raton, Florida 33433

Alicia M. LaSala                      400,000              8.7%(1)
6674 Serena Lane
Boca Raton, Florida 33433

All Executive Officers
 and Directors                      4,000,000             86.7%
 as a Group (one person)
------------------------------

         (1) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee and 180,000 shares of Common Stock owned of record by her husband's individual retirement account. Mrs. LaSala disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1998, the Company sold 1,200,000 shares of Common Stock to Alfred M. Schiffrin for an aggregate consideration of $1,200.00. During 1998, the Company borrowed (and repaid) $7,500.00 from its President, as a non-interest bearing working capital loan. During 2000 the Company borrowed $15,000.00 from Mr. Schiffrin as a non-interest bearing working capital loan, which loan was repaid during 2001.

                                     PART IV

ITEM 13. EXHIBITS, LISTS AND REPORT ON FORM 8-K

               (a) Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

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

                                            A.M.S. MARKETING, INC.

Dated: March 4, 2002                        By: /s/ ALFRED M. SCHIFFRIN
                                                --------------------------------
                                            President
                                            Chief Executive Officer, Director
                                            and Chief Financial and Accounting
                                            Officer