Form 10QSB
period 2002-03-31
A M S MARKETING INC
filed 2002-05-09
CIK 1070045

A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                  Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2002 the Registrant had 4,613,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

                                  Yes [ ] No [X]

                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2002

                               Index                                        Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1     Balance Sheet at March 31, 2002                                     3

           Statements of Operations for the three month periods
               ended March 31, 2002 and March 31, 2001                         4

           Statements of Cash Flows for the three month periods
               ended March 31, 2002 and March 31, 2001                         5

           Notes to Financial Statements                                       6

Item 2     Management's Discussion and Analysis or Plan of Operation           7

PART II

Item 1     Legal Proceedings                                                   9
Item 2     Changes in Securities                                               9
Item 3     Defaults Upon Senior Securities                                     9
Item 4     Submission of Matters to a Vote of Security Holders                 9
Item 5     Other Information                                                   9
Item 6     Exhibits and Reports on Form 8 - K                                  9

Signatures                                                                     9

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                         March 31, 2002
                                                         --------------
                                                            (UNAUDITED)
CURRENT ASSETS:

   Cash                                                        $     27

   Accounts Receivable - Shareholder                              6,758
                                                               --------

            Total Current Assets                                  6,785
                                                               --------

            Total Assets                                       $  6,785
                                                               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

   Accounts Payable - Trade                                    $  3,955

           Total Current Liabilities                           $  3,955
                                                               --------

SHAREHOLDERS' EQUITY

   Common Stock, $ .001 par value,
     20,000,000 shares authorized;
     4,613,900 shares issued and outstanding                      4,614

   Additional paid-in capital                                    70,786

   Deficit accumulated during development stage                 (72,570)
                                                               --------

     Total Shareholders' Equity                                   2,830
                                                                -------
     Total Liabilities and Shareholders' Equity                $  6,785
                                                               ========

                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                   March 31,               Cumulative Development
                                                                               Stage Amounts
                                              2002            2001             -------------
                                           ----------      ----------
                                           (UNAUDITED)    (UNAUDITED)
REVENUES                                   $    2,000      $    1,000          $   35,595

GENERAL AND ADMINISTRATIVE EXPENSES             4,728           3,916             108,165
                                           ----------      ----------          ----------

NET GAIN (LOSS)                            $   (2,728)     $   (2,916)         $  (72,570)
                                           ==========      ==========          ==========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING DURING THE PERIOD      4,613,900       4,588,900           4,517,426
                                           ==========      ==========          ==========

BASIC (LOSS) PER SHARE                     $      -        $      -            $    (.016)
                                           ==========      ==========          ==========

                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Three Months Ended              Cumulative
                                                                             March 31               Development Stage
                                                                       2002            2001              Amounts
                                                                     --------        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Gain(Loss)                                                  $ (2,728)         (2,916)           (72,570)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
                  Accounts receivable (increase) decrease                (875)            250             (6,759)
                  Accounts payable increase (decrease)                  3,530           2,650              3,956
                                                                     --------        --------           --------
     Net cash(used in) operating activities                               (73)            (16)           (75,373)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of Common Stock                                               -               -             75,400
     Proceeds from borrowing                                                -               -             22,500
     Principal Repayment of borrowings                                      -               -            (22,500)
                                                                     --------        --------           --------

     Net cash provided by financing activities                       $      -        $      -           $ 75,400
                                                                     --------        --------           --------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           (73)            (16)                27
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           100             372                  -
                                                                     --------        --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $     27        $    356           $     27
                                                                     ========        ========           ========

                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


NOTE A-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

NOTE B - CONCENTRATION OF RISK
         ---------------------

         Substantially all of the Company's revenues are derived from the sale of pre-owned, refurbished photocopy machines through a marketing arrangement with one company. Termination of the marketing arrangement would have a material adverse effect upon the Company.

NOTE C - UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

NOTE D - RELATED PARTY TRANSACTIONS
         --------------------------

         Accounts Receivable - Shareholder - Consists of legal, accounting and administrative fees that are recoverable from a shareholder in accordance with an agreement between the shareholder and the Company that is dated April 2, 2001.

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

As discussed below, the three-month period ended March 31, 2002 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended March 31, 2002 (the "2002 Second Quarter") were approximately $ 2,000 and expenses were approximately $ 4,728 resulting in a net loss for the 2002 First Quarter of approximately $ 2,728. Of the $ 4,728 of expenses, approximately $ 3,232 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended March 31, 2001 (the "2001 First Quarter") were approximately $ 1,000 and expenses were approximately $ 3,916 resulting in a net loss for the 2001 First Quarter of approximately $ 2,916. Of the $ 3,916 of expenses, approximately $ 3,058 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended December 31, 2001 (the "2001 Fourth Quarter") were approximately $ 3,000 and expenses were approximately ($1,264) resulting in a net profit for the 2001 Fourth Quarter of approximately $ 4,264.

The increase in revenues for the 2002 First Quarter as compared to the 2001 First Quarter and the decrease in revenues for the 2002 First Quarter as compared to the 2001 Fourth Quarter was not meaningful. The increase in expenses for the 2002 First Quarter as compared to the 2001 First Quarter and the 2001

Fourth Quarter was primarily attributable to legal and accounting expenses incurred during the 2002 First Quarter. The decrease in net loss for the 2002 First Quarter as compared to the 2001 First Quarter and the net profit in the 2001 Fourth Quarter was primarily attributable to the increase of certain costs and expenses incurred during the 2002 First Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of March 31, 2002 the Company's principal sources of liquidity consisted of cash of $ 27 and accounts receivable of $ 6,758.

The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities. If the Company requires additional capital to fund its operations it is anticipated that the Company's president will loan the Company such additional funds but he is under no obligation to make such funds available.

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


                                       A.M.S. MARKETING, INC.
                                       (Registrant)


Date May 9, 2002                       By: /s/ ALFRED M. SCHIFFRIN
                                           -------------------------------------
                                               Alfred M. Schiffrin,
                                                   President