Form 10QSB
period 2002-06-30
A M S MARKETING INC
filed 2002-08-09
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2002 the Registrant had 4,613,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes         No  x
    -----     -----

                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2002


                                      Index                                Page
                                                                          Number

PART I        FINANCIAL INFORMATION

Item 1        Balance Sheet at June 30, 2002                                   3

              Statements of Operations for the three month and six month
                  periods ended June 30, 2002 and June 30, 2001                4


              Statements of Cash Flows for the six month periods
                  ended June 30, 2002 and June 30, 2001                        5

              Notes to Financial Statements                                    6

Item 2        Management's Discussion and Analysis or Plan of Operation        7

PART II

Item 1        Legal Proceedings                                                9
Item 2        Changes in Securities                                            9
Item 3        Defaults Upon Senior Securities                                  9
Item 4        Submission of Matters to a Vote of Security Holders              9
Item 5        Other Information                                                9
Item 6        Exhibits and Reports on Form 8 - K                               9


Signatures                                                                    10

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                               June 30, 2002
                                                               -------------
                                                                (UNAUDITED)
CURRENT ASSETS:

     Cash                                                       $       764

     Accounts Receivable - Shareholder                                6,758
                                                                -----------


            Total Current Assets                                      7,522
                                                                -----------

            Total Assets                                        $     7,522
                                                                ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

     Accounts Payable - Trade                                   $     1,839

     Loan Due- Shareholder                                      $     5,000
                                                                -----------

            Total Current Liabilities                           $     6,839
                                                                -----------

SHAREHOLDERS' EQUITY:

     Common Stock, $ .001 par value,
      20,000,000 shares authorized;
      4,613,900 shares issued and outstanding                   $     4,614

     Additional paid-in capital                                      70,786

     Deficit accumulated during development stage                   (74,717)
                                                                -----------

      Total Shareholders' Equity                                        683
                                                                -----------

      Total Liabilities and Shareholders' Equity                $     7,522
                                                                ===========


                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                      Six Months Ended                Three Months Ended            Cumulative
                                                          June 30,                          June 30,             Development Stage
                                                   2002             2001             2002             2001            Amounts
                                                -----------      -----------      -----------      -----------      -----------
                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES                                        $     5,000      $     1,900      $     3,000      $       900      $    38,595

GENERAL AND ADMINISTRATIVE EXPENSES                   9,875           11,897            5,147            7,981          113,312
                                                -----------      -----------      -----------      -----------      -----------

NET GAIN (LOSS)                                 $    (4,875)     $    (9,997)     $    (2,147)     $    (7,081)     $   (74,717)



PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD           4,613,900        4,588,900        4,613,900        4,588,900        4,520,227
                                                ===========      ===========      ===========      ===========      ===========

BASIC (LOSS) PER SHARE                          $     (.001)     $     (.002)     $        --      $     (.001)     $     (.016)
                                                ===========      ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Six Months Ended            Cumulative
                                                                            June 30              Development Stage
                                                                     2002             2001            Amounts
                                                                  -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Gain(Loss)                                               $    (4,875)          (9,997)         (74,717)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
                      Accounts receivable (increase) decrease            (874)             350           (6,758)
                      Accounts payable increase (decrease)              1,413               --            1,839
                                                                  -----------      -----------      -----------
     Net cash(used in) operating activities                            (4,336)          (9,647)         (79,636)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Loan from shareholder                                              5,000               --            5,000
     Issuance of Common Stock                                              --               --           75,400
     Proceeds from borrowing                                               --           25,000           22,500
     Principal Repayment of borrowings                                     --          (15,000)         (22,500)
                                                                  -----------      -----------      -----------

     Net cash provided by financing activities                    $     5,000      $    10,000      $    80,400
                                                                  -----------      -----------      -----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                           664              353              764
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           100              372               --
                                                                  -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $       764      $       725      $       764
                                                                  ===========      ===========      ===========


                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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


NOTE C -    UNAUDITED FINANCIAL STATEMENTS
            ------------------------------

            The financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.


NOTE D -    RELATED PARTY TRANSACTIONS
            --------------------------

            Accounts Receivable-Shareholder- Consists of legal, accounting and administrative fees that are recoverable form a shareholder in accordance with an agreement between the shareholder and the Company that is dated April 2, 2001.

            Loan Due- Shareholder- Consists of a working capital loan from the Company's president that is dated April 1, 2002.

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

As discussed below, the three-month period ended June 30, 2002 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended June 30, 2002 (the "2002 Second Quarter") were approximately $ 3,000 and expenses were approximately $ 5,147 resulting in a net loss for the 2002 Second Quarter of approximately $ 2,147. Of the $ 5,147 of expenses, approximately $ 4,573 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended March 31, 2002 (the "2002 First Quarter") were approximately $ 2,000 and expenses were approximately $ 4,728 resulting in a net loss for the 2002 First Quarter of approximately $ 2,728. Of the $ 4,728 of expenses, approximately $ 3,233 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

The increase in revenues for the 2002 Second Quarter as compared to the 2001 Second Quarter and the increase in revenues for the 2002 Second Quarter as compared to the 2002 First Quarter was not meaningful. The increase in expenses for the 2002 Second Quarter as compared to the 2001 Second Quarter and the 2002 First Quarter was primarily attributable to legal and accounting expenses incurred during the 2002 Second Quarter. The decrease in net loss for the 2002 Second Quarter as compared to the 2001 Second Quarter was primarily attributable to the decrease of certain costs and expenses incurred during the 2002 Second Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of June 30, 2002 the Company's principal sources of liquidity consisted of cash of $ 764 and accounts receivable of $ 6,758.

The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities. If the Company requires additional capital to fund its operations it is anticipated that the Company's President Mr. Schiffrin, will loan the Company such additional funds, but Mr. Schiffrin is under no obligation to make such funds available.


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

            None

Item 3      Defaults Upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K
            (a)   Exhibits
                     99.1  CEO and CFO Certification
            (b)   Reports on Form 8-K
                     None

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             A.M.S. MARKETING, INC.
                                             (Registrant)



Date:  August 7, 2002                        By:  /s/ Alfred M. Schiffrin
                                                  -----------------------------
                                                      Alfred M. Schiffrin,
                                                      President