Form 10QSB
period 2002-09-30
A M S MARKETING INC
filed 2002-11-07
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-25413


                             A.M.S. MARKETING, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                DELAWARE                                     65-0854589
--------------------------------------------------------------------------------
      (State or Other Jurisdiction                         (IRS Employer
   of Incorporation or Organization)                     Identification No.)

       7040 W. PALMETTO PARK ROAD, BUILDING 4, # 572, BOCA RATON, FL 33433
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                               Yes [x]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2002 the Registrant had 4,613,900 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ]    No [x]

                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2002


                                      Index                                Page
                                                                          Number

PART I          FINANCIAL INFORMATION

Item 1          Balance Sheet at September 30, 2002                          3

                Statements of Operations for the three month and nine
                      month periods ended September 30, 2002 and
                      September 30, 2001                                     4


                Statements of Cash Flows for the nine month periods
                      ended September 30, 2002 and September 30, 2001        5

                Notes to Financial Statements                                6

Item 2          Management's Discussion and Analysis or Plan of Operation    8

Item 3          Controls and Procedures                                      9

PART II         OTHER INFORMATION

Item 1          Legal Proceedings                                           11
Item 2          Changes in Securities                                       11
Item 3          Defaults Upon Senior Securities                             11
Item 4          Submission of Matters to a Vote of Security Holders         11
Item 5          Other Information                                           11
Item 6          Exhibits and Reports on Form 8 - K                          11

Signatures                                                                  11

Certifications                                                              12

Exhibit 99.1    Certification of Principal Executive Officer                13

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Item 1.     FINANCIAL STATEMENTS

                                  BALANCE SHEET

                                     ASSETS
                                     ------

                                                           September 30, 2002
                                                           ------------------
                                                               (UNAUDITED)

CURRENT ASSETS:

      Cash                                                       $    159

      Accounts Receivable - Shareholder                             8,192
                                                                 --------


            Total Current Assets                                    8,351
                                                                 --------

            Total Assets                                         $  8,351
                                                                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

      Loan Due- Shareholder                                      $  5,000
                                                                 --------
            Total Current Liabilities                            $  5,000
                                                                 --------

SHAREHOLDERS' EQUITY

      Common Stock, $ .001 par value,
         20,000,000 shares authorized;
         4,613,900 shares issued and outstanding                 $  4,614

      Additional paid-in capital                                   70,786

      Deficit accumulated during development stage                (72,049)
                                                                 --------


            Total Shareholders' Equity                              3,351
                                                                 --------
            Total Liabilities and Shareholders' Equity           $  8,351
                                                                 ========


                 See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                Nine Months Ended             Three Months Ended
                                                  September 30,                  September 30,
                                                                                                           Cumulative
                                                                                                          Development
                                              2002            2001            2002           2001            Stage
                                            UNAUDITED       UNAUDITED       UNAUDITED      UNAUDITED        Amounts
                                           -----------     -----------     -----------    -----------     -----------

REVENUES                                   $     8,000     $     3,150     $     3,000    $     1,250     $    41,595

GENERAL AND ADMINISTRATIVE EXPENSES             10,206          13,479             331          1,582         113,644
                                           -----------     -----------     -----------    -----------     -----------

NET GAIN (LOSS)                            $    (2,206)    $   (10,329)    $     2,669    $      (332)    $   (72,049)

PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD      4,613,900       4,588,900       4,613,900      4,588,900       4,522,870
                                           ===========     ===========     ===========    ===========     ===========

BASIC GAIN (LOSS) PER SHARE                $        --     $    (0.002)    $     0.001    $        --     $    (0.016)
                                           ===========     ===========     ===========    ===========     ===========

                 See accompanying notes to financial statement

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Nine Months Ended           Cumulative
                                                                     September 30         Development Stage
                                                                 2002            2001          Amounts
                                                               --------        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                          $ (2,206)       $(10,329)       $(72,049)
   Net Gain(Loss)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Accounts receivable (increase) decrease                   (2,309)             --          (8,192)

       Accounts payable increase (decrease)                        (426)             --              --
                                                               --------        --------        --------
   Net cash(used in) operating activities                        (4,941)        (10,329)        (80,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan from shareholder                                          5,000              --           5,000
   Issuance of Common Stock                                          --              --          75,400
   Proceeds from borrowing                                           --          25,000          22,500
   Principal Repayment of borrowings                                 --         (15,000)        (22,500)

   Net cash provided by financing activities                   $  5,000        $ 10,000        $ 80,400
                                                               --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     59            (329)            159
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                       100             372              --
                                                               --------        --------        --------

CASH AND CASH EQUIVALENTS-END OF PERIOD                        $    159        $     43        $    159
                                                               ========        ========        ========

                 See accompanying notes to financial statement

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


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

            Gain Per Share - Gain per share for the period is computed by dividing net gain for the period by the weighted average number of common shares outstanding during the period. There are no common stock equivalents.


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


NOTE C -    UNAUDITED FINANCIAL STATEMENTS
            ------------------------------

            The financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB.

NOTE D -    RELATED PARTY TRANSACTIONS
            --------------------------

            Accounts Receivable-Shareholder- Consists of legal, accounting and administrative fees that are recoverable from a shareholder in accordance with an agreement between the shareholder and the Company that is dated April 2, 2001.

            Loan Due- Shareholder- Consists of a working capital loan from the Company's President that is dated April 1, 2002.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As discussed below, the three-month period ended September 30, 2002 was characterized by nominal revenues.

Results of Operations

Revenues in the three-month period ended September 30, 2002 (the "2002 Third Quarter"), were approximately $ 3,000 and expenses were approximately $ 331 resulting in a net gain for the 2002 Third Quarter of approximately $ 2,669. Of the $ 331 of expenses, approximately all represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended June 30, 2002 (the "2002 Second Quarter"), were approximately $ 3,000 and expenses were approximately $ 5,147 resulting in a net loss for the 2002 Second Quarter of approximately $ 2,147. Of the $ 5,147 of expenses, approximately $4,573 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

The increase in revenues for the 2002 Third Quarter as compared to the 2001 Third Quarter was not meaningful. The revenues for the 2002 Third Quarter as compared to the 2002 Second Quarter were identical. The decrease in expenses for the 2002 Third Quarter as compared to the 2001 Third Quarter and the 2002 Second Quarter was primarily attributable to reduced legal and accounting expenses incurred during the 2002 Third Quarter. The net gain for the 2002 Third Quarter as compared to the net loss for the 2001 Third Quarter was primarily attributable to the decrease of certain costs and expenses incurred during the 2002 Third Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of September 30, 2002 the Company's principal sources of liquidity consisted of cash of $ 159 and accounts receivable of $ 8,192.

The Company may raise additional capital through the sale of common stock or other securities. Further, if the Company requires additional capital to fund its operations it is anticipated that the Company's President, Mr. Schiffrin, will loan the Company such additional funds, but Mr. Schiffrin is under no obligation to make such funds available.


Item 3.     CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.
      ------------------------------------------------

Within the 90 days prior to the date of this report, A.M.S. Marketing, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b)   Changes in Internal Controls.
      ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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


                                          A.M.S. MARKETING, INC.
                                          (Registrant)


Date:  November 7, 2002                   By: /s/ Alfred M. Schiffrin
                                              -------------------------------
                                              Alfred M. Schiffrin,
                                              President

                                 CERTIFICATIONS

I, Alfred M. Schiffrin, Chief Executive and Chief Financial Officer of A.M.S. Marketing, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A.M.S. Marketing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Alfred M. Schiffrin
-----------------------------
Chief Executive and Chief
Financial Officer