Form 10KSB
period 2002-12-31
A M S MARKETING INC
filed 2003-02-26
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity: As of February 14, 2003: 4,656,200 shares of common stock, par value $.001 per share, were outstanding.

                                     PART I

ITEM 1.  BUSINESS

Forward-looking Statements

         This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). These statements are based on management's belief and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as expect, anticipate, intend, plan, believe, estimate, consider, or similar expressions are used.

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

         On April 2, 2001, the Company executed a non-binding Letter of Intent to merge with I-Platform, Inc., a private Delaware corporation ("I-Platform"). The proposed merger was not consummated, and the parties terminated negotiations on December 18, 2001. In connection with such termination, a $25,000 loan by I-Platform to the Company was repaid by the issuance to I-Platform of 25,000 shares of the Company's common stock.

         In November 2002, the Company effected a private placement of an aggregate of 42,300 shares of its common stock to 45 accredited investors at $.50 per share and realized net proceeds therefrom of approximately $21,150.

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

Distribution

         The Company markets the pre-owned photocopiers by means of daily advertisements in local newspapers, periodic advertisements in newspapers of larger circulation and direct mail solicitations that are created and paid for by the Company. In addition, the Company prepares advertisements that are run as adjuncts to OFWI's furniture advertisements and the costs thereof are borne by OFWI.

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

         As of the date hereof, there are 4,125,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the Securities Act) and the Company has not agreed to register any shares of Common Stock under the Securities Act for sale by security holders.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

Holders of Record

         As of February 14, 2003, there were approximately 112 holders of record of the Company's Common Stock, and the number of beneficial holders was approximately 112.

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

Recent Sales of Unregistered Securities

         No securities that were not registered under the Securities Act of 1933, as amended (the "Act"),have been issued or sold during the period covered by this report that were not previously reported in a quarterly report on Form 10-QSB except as set forth below.

         In November 2002, the Company sold an aggregate of 42,300 shares of its common stock to 45 non-affiliated, accredited investors at a purchase price of $.50 per share. The shares were offered and sold in reliance upon Rule 506 of Regulation D promulgated under the Act. All of the purchasers were furnished with information regarding the offering and the Company, and each had the opportunity to verify the information supplied. Additionally, the Company obtained a representation from each purchaser of such purchaser's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends and stop transfer instructions have been issued by the Company to its transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

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

         On April 2, 2001, the Company executed a non-binding Letter of Intent to merge with I-Platform, Inc., a private Delaware corporation. The proposed merger was not consummated and the parties terminated negotiations on December 18, 2001.

         As discussed below, fiscal year 2002 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

         Revenues in fiscal 2002 were approximately $9,000 and expenses were approximately $32,140, resulting in a net loss for such year in the amount of approximately $23,140. Of the $32,140 of expenses, approximately $13,490 represented legal, accounting and filing fees incurred in connection with the Company being a reporting issuer.

         The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

         The Company financed its operations during fiscal year 2002 through revenues from operations and from the sale by the Company of its Common Stock pursuant to Regulation D, Rule 506. As of December 31, 2002, the Company's principal sources of liquidity consisted of cash of $3,568. The Company is exploring opportunities to raise additional cash to finance its operations for the foreseeable future. In addition, the Company is considering expansion through acquisitions. No specific targets are currently under consideration. If the Company is not successful in raising cash, it may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, will be on terms favorable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name , age and position of each director and executive officer of the Company as of the date hereof:


NAME                       AGE              POSITION
----                       ---              --------
Alfred M. Schiffrin        65               President, Secretary,
                                            Treasurer, and Director

         ALFRED M. SCHIFFRIN has been President, Secretary, Treasurer and a Director of the Company since January 1998. Since January 2002, he has been the Director of Continuing Education of L.H. Ross & Company, a broker dealer registered with the National Association of Securities Dealers (the "NASD"). From December 1995 to May 1999, Mr. Schiffrin had been the President of Newmarket Strategic Development Corp., a consulting company. From September 1995 to May 1997, Mr. Schiffrin was President of L. H. Ross & Company.

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

Name and Address of                   Number of              Percent
Beneficial Owner                     Shares Owned             Owned
-------------------                  -------------           -------

Alfred M Schiffrin                       4,000,000            85.91%
c/o A.M.S. Marketing Inc.
7040 W. Palmetto Park Road
Building 4, #572
Boca Raton, Florida 33433

Alicia M. LaSala                           400,000             8.59%(1)
6674 Serena Lane
Boca Raton, Florida 33433

All Executive Officers
 and Directors                           4,000,000            85.91%
 as a Group (one person)

------------------------------

(1) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee. Mrs. LaSala disclaims beneficial ownership of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1998, the Company sold 1,200,000 shares of Common Stock to Alfred M. Schiffrin for an aggregate consideration of $1,200.00. During 1998, the Company borrowed (and repaid) $7,500.00 from its President, as a non-interest bearing working capital loan. During 2000 the Company borrowed $15,000.00 from Mr. Schiffrin as a non-interest bearing working capital loan, which loan was repaid during 2001. During 2002, the Company borrowed (and repaid) $5,000.00 from its President, as a non-interest bearing working capital loan.

                                     PART IV

ITEM 13. EXHIBITS, LISTS AND REPORT ON FORM 8-K

         (a)(1) Financial Statements

               The following financial statements of the Company are included in this Report following Item 14:

               Balance Sheet at December 31, 2002.

               Statements of Operations for the Years Ended December 31, 2002 and 2001.

               Statements of Shareholders' Equity (Deficiency) for the Years ended December 31, 2002 and 2001.

               Statements of Cash Flows for the Years ended December 31, 2002 and 2001 and from January 1, 1998 (Inception).

               Notes to Financial Statements.

         (a)(2) Exhibits

               Exhibit Number       Description of Exhibit
               --------------       ----------------------
               3.1                  Registrant's Certificate of Incorporation,
                                    as amended*.
               3.2                  Registrant's By-laws*.
               4.                   Specimen form of Registrant's Common Stock
                                    Certificate*.
               99.1                 Certification of Chief Executive Officer and
                                    Chief Financial Officer pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.


* Incorporated herein by reference to Registrant's Registration Statement on Form 10-SB.


         (b)   Reports on Form 8-K.

                           None.

Item 14. CONTROLS AND PROCEDURES

         (a)   Evaluation of Disclosure Controls and Procedures.
               ------------------------------------------------

         Within the 90 days prior to the date of this report, A.M.S. Marketing, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)   Changes in Internal Controls
               ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                             A.M.S. MARKETING, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

Independent Auditor's Report                                               F-3

Balance Sheet                                                              F-4

Statements of Operations                                                   F-5

Statements of Shareholders' Equity                                         F-6

Statements of Cash Flows                                                   F-7

Notes to Financial Statements                                           F-8-10

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
A.M.S. Marketing, Inc.
(A Development Stage Company)
Boca Raton, Florida


I have audited the accompanying balance sheet of A.M.S. Marketing, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.M.S. Marketing, Inc. as of December 31, 2002, and the results of operations and its cash flows for each of the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 30, 2003

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                 $  3,568
                                                                       --------
TOTAL ASSETS                                                           $  3,568
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                    $     --
                                                                       --------

SHAREHOLDERS' EQUITY:

  Common Stock, $.001 Par Value - 20,000,000 Shares
   Authorized; 4,656,200 Shares Issued and Outstanding                    4,656
  Additional Paid-In Capital                                             91,894
  Deficit Accumulated During Development Stage                          (92,982)
                                                                       --------
     TOTAL SHAREHOLDERS' EQUITY                                           3,568
                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  3,568
                                                                       ========

                See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
             AND FROM JULY 23, 1998 (INCEPTION) TO DECEMBER 31, 2002

                                                                           CUMULATIVE
                                                                           DEVELOPMENT
                                                2002           2001       STAGE AMOUNTS
                                            ------------   ------------   -------------
REVENUES                                    $      9,000   $      6,150   $     42,595

GENERAL AND ADMINISTRATIVE
 EXPENSES                                         32,140         12,214        135,577
                                            ------------   ------------   ------------

NET (LOSS)                                  $    (23,140)  $     (6,064)  $    (92,982)
                                            ============   ============   ============
PER SHARE INFORMATION:
 Weighted Average Number of Common
  Shares Outstanding During the Period         4,618,535      4,589,721      4,526,064
                                            ============   ============   ============

BASIC (LOSS) PER SHARE                      $      (.005)  $      (.001)  $      (.021)
                                            ============   ============   ============

                See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                  DEFICIT
                                          COMMON STOCK                          ACCUMULATED
                                        $.001 PAR VALUE          ADDITIONAL       DURING
                                  ---------------------------     PAID-IN       DEVELOPMENT
                                     SHARES         AMOUNT        CAPITAL          STAGE         TOTAL
                                  ------------   ------------   ------------   ------------   ------------
BALANCE - December 31, 2000          4,588,900   $      4,588   $     45,812   $    (63,778)  $    (13,378)

SALE OF COMMON STOCK                    25,000             25         24,975             --         25,000

NET (LOSS) FOR PERIOD                       --             --             --         (6,064)        (6,064)
                                  ------------   ------------   ------------   ------------   ------------

BALANCE - December 31, 2001          4,613,900          4,613         70,787        (69,842)         5,558

SALE OF COMMON STOCK                    42,300             43         21,107             --         21,150

NET (LOSS) FOR PERIOD                       --             --             --        (23,140)       (23,140)
                                  ------------   ------------   ------------   ------------   ------------

BALANCE - December 31, 2002          4,656,200   $      4,656   $     91,894   $    (92,982)  $     (3,568)
                                  ============   ============   ============   ============   ============

                See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
            AND FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2002

                                                                               CUMULATIVE
                                                                               DEVELOPMENT
                                                     2002           2001      STAGE AMOUNTS
                                                 ------------   ------------  -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net (Loss)                                      $    (23,140)  $     (6,064)  $    (92,982)
 Adjustments to Reconcile Net (Loss) to Net
   Cash Used in Operating Activities:
    Accounts Receivable (Increase) Decrease             5,884         (4,634)            --
    Accounts Payable (Increase) Decrease                 (426)           426             --
                                                 ------------   ------------   ------------
   NET CASH (USED IN) OPERATING
    ACTIVITIES                                        (17,682)       (10,272)       (92,982)
                                                 ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock                              21,150         25,000         96,550
 Proceeds from Borrowings - Shareholder                 5,000             --         27,500
 Repayment of Borrowings  - Shareholder                (5,000)       (15,000)       (27,500)
                                                 ------------   ------------   ------------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                         21,150         10,000         96,550
                                                 ------------   ------------   ------------

INCREASE (DECREASE) IN CASH                             3,468           (272)         3,568

CASH - Beginning of Period                                100            372             --
                                                 ------------   ------------   ------------

CASH - End of Period                             $      3,568   $        100   $      3,568
                                                 ============   ============   ============

                See accompanying notes to financial statements.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Operations:
               A.M.S. Marketing, Inc. (the "Company") was incorporated in the State of Delaware on July 23, 1998. The Company is pursuing its business plan of marketing (on a commission basis) pre-owned name brand copy machines from a facility located in Pompano Beach, Florida, owned by an unrelated party.

         Development Stage:
               The Company's management is in the process of raising working capital, developing a new business plan and exploring various business opportunities. Accordingly, the Company is classified as a development stage company.

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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002

NOTE B - GOING CONCERN UNCERTAINTY

         The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.

NOTE C - INCOME TAXES

         The Company's accumulated net operating loss of approximately $93,000, may be carried forward through the year 2022 for tax purposes, to offset taxable income.

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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 2002

NOTE E - RELATED PARTY TRANSACTIONS

         Occupancy and Administrative Costs - In 2001, certain of the Company's administrative costs were paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

         During 2002, the Company paid $5,633 to a shareholder and affiliates for office administration costs and rent.

         Bad Debt Expense - The Company received a Default Final Judgment, issued by the 17th Judicial Court in Broward County, Florida in connection with collection efforts of a receivable owed by a shareholder. The receivable relates to certain costs expended by the Company pursuant to a Merger Agreement dated April 2, 2001, which was not consummated. The accompanying (2002) statement of operations includes a charge in the amount of $8,192 consisting of the receivable and other direct costs.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       A.M.S. MARKETING, INC.

Dated: February 25, 2003               By: /s/ ALFRED M. SCHIFFRIN
                                           -------------------------------------
                                           Alfred M. Schiffrin, President
                                           Chief Executive Officer, Director
                                           and Chief Financial and Accounting
                                           Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-KSB of A.M.S. Marketing, Inc. for the period ended December 31, 2002, I, Alfred M. Schiffrin, President, Chief Executive Officer, and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Annual Report on Form 10-KSB for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Form 10-KSB for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of A.M.S. Marketing, Inc.


                                       A.M.S. MARKETING, INC.


Dated: February 25, 2003               By: /s/ ALFRED M. SCHIFFRIN
                                           -------------------------------------
                                           Alfred M. Schiffrin, President
                                           Chief Executive Officer and
                                           Chief Financial Officer