Form 10QSB
period 2003-03-31
A M S MARKETING INC
filed 2003-05-08
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

       7040 W. PALMETTO PARK ROAD, BUILDING 4, # 572, BOCA RATON, FL 33433
       -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2003 the Registrant had 4,656,200 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes [ ]  No [X]

                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2003


                                     Index                                      Page
                                                                               Number

PART I              FINANCIAL INFORMATION
Item 1              Balance Sheet at March 31, 2003                               3

                    Statements of Operations for the three month periods
                           ended March 31, 2003 and March 31, 2002                4


                    Statements of Cash Flows for the three month periods
                           ended March 31, 2003 and March 31, 2002                5

                    Notes to Financial Statements                                 6

Item 2              Management's Discussion and Analysis or Plan of Operation     7

Item 3              Controls and Procedures                                       8

PART II

Item 1              Legal Proceedings                                             9
Item 2              Changes in Securities                                         9
Item 3              Defaults Upon Senior Securities                               9
Item 4              Submission of Matters to a Vote of Security Holders           9
Item 5              Other Information                                             9
Item 6              Exhibits and Reports on Form 8 - K                            9


Signatures                                                                        9

Certifications                                                                   10

Exhibit 99.1        Certification of Principal Executive and Principal
                    Financial Officer                                            11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                                  March 31, 2003
                                                                  --------------
                                                                    (UNAUDITED)
CURRENT ASSETS:

       Cash                                                         $      287




                  Total Current Assets                              $      287
                                                                    ----------

                  Total Assets                                      $      287
                                                                    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:


                  Total Current Liabilities                         $        0
                                                                    ----------

SHAREHOLDERS' EQUITY

       Common Stock, $ .001 Par Value,
         20,000,000 Shares Authorized;
         4,656,200 Shares Issued and Outstanding                         4,656

       Additional Paid-In Capital                                       91,894

       Deficit accumulated during development stage                    (96,263)
                                                                    ----------


         Total Shareholders' Equity                                        287
                                                                    ----------

         Total Liabilities and Shareholders' Equity                 $      287
                                                                    ==========


See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                       March 31,
                                              --------------------------    Cumulative
                                                 2003           2002        Development
                                              -----------    -----------    -----------
                                              (UNAUDITED)    (UNAUDITED)
REVENUES                                      $     3,000    $     2,000    $    45,595

GENERAL AND ADMINISTRATIVE EXPENSES                 6,281          4,728        141,858
                                              -----------    -----------    -----------

NET GAIN (LOSS)                               $    (3,281)   $    (2,728)   $   (96,263)
                                              ===========    ===========    ===========


PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THE PERIOD     4,656,200      4,613,900      4,529,487
                                              ===========    ===========    ===========

BASIC (LOSS) PER SHARE                        $        --    $        --    $      (.02)
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

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVELENTS

                                                                       Three Months Ended
                                                                             March 31            Cumulative
                                                                     ------------------------ Development Stage
                                                                        2003          2002         Amounts
                                                                     ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net Income (Loss)                                           $   (3,281)   $   (2,728)      (96,263)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
                           Accounts receivable (increase) decrease           --          (875)           --
                           Accounts payable increase (decrease)                         3,530
                                                                     ----------    ----------    ----------
         Net cash(used in) operating activities                          (3,281)          (73)      (96,263)

CASH FLOWS FROM FINANCING ACTIVITIES:


         Issuance of Common Stock                                            --            --        96,550
         Proceeds from borrowing                                             --            --        27,500
         Principal Repayment of borrowings                                   --            --       (27,500)
                                                                     ----------    ----------    ----------

         Net cash provided by financing activities                   $       --    $       --    $   96,550
                                                                     ----------    ----------    ----------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                          (3,281)          (73)          287
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           3,568           100            --
                                                                     ----------    ----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $      287    $       27    $      287
                                                                     ==========    ==========    ==========

See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


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


NOTE C - UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is currently engaged in marketing activities for an unrelated party and has no employees other than its president who is unsalaried. The Company does not anticipate hiring any employees, purchasing any plant or significant equipment or conducting any product research and development during the next 12 months. The Company also does not anticipate initiating any sales activities for its own account until such time as the Company's resources permit.

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

As discussed below, the three-month period ended March 31, 2003 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended March 31, 2003 (the "2003 First Quarter") were $ 3,000 and expenses were $ 6,281 resulting in a net loss for the 2003 First Quarter of $ 3,281. Of the $ 6,281 of expenses, $ 5,190 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended March 31, 2002 (the "2002 First Quarter") were $ 2,000 and expenses were $ 4,728 resulting in a net loss for the 2002 First Quarter of $ 2,728. Of the $ 4,728 of expenses, $ 3,232 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended December 31, 2002 (the "2002 Fourth Quarter") were $ 1,000 and expenses were $ 21,933 resulting in a net loss for the 2002 Fourth Quarter of $ 20,933.

The increase in revenues for the 2003 First Quarter as compared to the 2002 First Quarter and the increase in revenues for the 2003 First Quarter as compared to the 2002 Fourth Quarter was not meaningful. The increase in expenses for the 2003 First Quarter as compared to the 2002 First Quarter and the decrease in expenses for the 2003 First Quarter as compared to the 2002 Fourth Quarter was primarily attributable to an increase and a decrease respectively of legal and accounting expenses incurred during the 2003 First Quarter. The increase in net loss for the 2003 First Quarter as compared to the 2002 First Quarter was primarily attributable to the increase of certain costs and expenses incurred during the 2003 First Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from operations.

Liquidity and Capital Resources

As of March 31, 2003 the Company's principal sources of liquidity consisted of cash of $ 287.

The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities. If the Company requires additional capital to fund its operations it is anticipated that Mr.Schiffrin, the Company's President, will loan the Company such additional funds but Mr. Schiffrin is under no obligation to make such funds available.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

Within the 90 days prior to the date of this report, A.M.S. Marketing, Inc. (" the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b)      Changes in Internal Controls.
         ----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management as well as estimates and assumptions made by the Company's management.

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

             None

Item 3       Defaults Upon Senior Securities

             None

Item 4       Submission of Matters to a Vote of Security Holders

             None

Item 5       Other Information

             None

Item 6       Exhibits and Reports on Form 8-K
             (a)      Exhibits
                      99.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             (b)      Reports on Form 8-K
                      None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       A.M.S. MARKETING, INC.
                                       (Registrant)



Date: May 7, 2003                      By: /s/ ALFRED M. SCHIFFRIN
                                           -----------------------------
                                           Alfred M. Schiffrin,
                                           President

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-QSB of A.M.S. Marketing, Inc. for the three month period ended March 31, 2003, I, Alfred M. Schiffrin, President, Chief Executive Officer, and Chief Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-QSB for the three months ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-QSB for the three months ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of A.M.S. Marketing, Inc.

                                       A.M.S. MARKETING, INC.


Dated: May 7, 2003                     By: /s/ ALFRED M. SCHIFFRIN
                                           --------------------------------
                                           Alfred M. Schiffrin, President
                                           Chief Executive Officer and
                                           Chief Financial Officer