Form 10QSB
period 2003-06-30
A M S MARKETING INC
filed 2003-07-15
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 7, 2003 the Registrant had 4,656,200 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)


Yes [ ] No [X]

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                             A.M.S. MARKETING, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2003


                                      Index                                Page
                                                                          Number

PART I            FINANCIAL INFORMATION

Item 1            Balance Sheet at June 30, 2003                             3

                  Statements of Operations for the three month and six
                       month periods ended June 30, 2003 and June 30,
                       2002                                                  4

                  Statements of Cash Flows for the six month periods
                       ended June 30, 2003 and June 30, 2002                 5

                  Notes to Financial Statements                              6

Item 2            Management's Discussion and Analysis or Plan of
                       Operation                                             7

Item 3            Controls and Procedures                                    8

PART II

Item 1            Legal Proceedings                                          9
Item 2            Changes in Securities                                      9
Item 3            Defaults Upon Senior Securities                            9
Item 4            Submission of Matters to a Vote of Security Holders        9
Item 5            Other Information                                          9
Item 6            Exhibits and Reports on Form 8 - K                         9


Signatures                                                                   9

Certifications                                                              10

Exhibit 99.1      Certification of Principal Executive
                  and Principal Financial Officer                           11

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                                   June 30, 2003
                                                                   -------------
                                                                    (UNAUDITED)
CURRENT ASSETS:

       Cash                                                          $    382


              Total Current Assets                                   $    382
                                                                     --------

              Total Assets                                           $    382
                                                                     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:

              Total Current Liabilities                              $      0
                                                                     --------


SHAREHOLDERS' EQUITY

       Common Stock, $ .001 Par Value,
         20,000,000 Shares Authorized;
         4,656,200 Shares Issued and Outstanding                        4,656

       Additional Paid-In Capital                                      91,894

       Deficit accumulated during development stage                   (96,168)
                                                                     --------


              Total Shareholders' Equity                                  382
                                                                     --------
                     Total Liabilities and Shareholders' Equity      $    382
                                                                     ========


See accompanying notes to financial statements

                                             A.M.S. MARKETING, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS


                                               Six Months Ended            Three Months Ended
                                                    June 30                      June 30
                                                                                                     Cumulative
                                                                                                     Development
                                             2003           2002           2003          2002           Stage
                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)   (UNAUDITED)      Amounts
                                          -----------    -----------    -----------   -----------    -----------

REVENUES                                  $     4,500    $     5,000    $     1,500   $     3,000    $    47,095

GENERAL AND ADMINISTRATIVE EXPENSES       $     7,686    $     9,875    $     1,405   $     5,147    $   143,263
                                          -----------    -----------    -----------   -----------    -----------

NET GAIN (LOSS)                           $    (3,186)   $    (4,875)   $        95   $    (2,147)   $   (96,168)

PER SHARE INFORMATION:

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING DURING THE PERIOD   $ 4,656,200    $ 4,613,900    $ 4,656,200   $ 4,613,900    $ 4,532,781
                                          ===========    ===========    ===========   ===========    ===========


BASIC GAIN (LOSS) PER SHARE               $    (0.001)   $    (0.001)   $        --   $        --    $    (0.021)
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

                                   A.M.S. MARKETING, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENT OF CASH FLOWS

                                         (UNAUDITED)

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            Six Months Ended     Cumulative
                                                                                 Development
                                                                 June 30            Stage
                                                            2003        2002       Amounts
                                                          --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:                     $ (3,186)   $ (4,875)   $(96,168)
  Net Gain (Loss)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Accounts receivable (increase) decrease                   --        (874)         --
      Accounts payable increase (decrease)                      --       1,413          --
                                                          --------    --------    --------
  Net cash (used in) operating activities                       --      (4,336)    (96,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from shareholder                                         --       5,000          --
  Issuance of Common Stock                                      --          --      96,550
  Proceeds from borrowing                                       --          --      27,500
  Principal Repayment of borrowings                             --          --     (27,500)

  Net cash provided by financing activities                           $  5,000    $ 96,550
                                                                      --------    --------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                 (3,186)        664         382
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                3,568         100          --
                                                          --------    --------    --------
CASH AND CASH EQUIVALENTS-END OF PERIOD                   $    382    $    764    $    382
                                                          ========    ========    ========


See accompanying notes to financial statements

                             A.M.S. MARKETING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


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


NOTE C - UNAUDITED FINANCIAL STATEMENTS
         ------------------------------

         The financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 included herein are unaudited. However such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

NOTE D - OTHER MATTERS
         -------------

         On April 3, 2003, the Company signed a non-binding letter of intent to acquire all of the membership interests of Advanced Imaging Systems, LLC, a privately owned Delaware limited liability company ("AIS") engaged in the manufacture and sale of paper and plastic cards. As presently contemplated, the members of AIS will receive an aggregate of 1,200,000 shares of the Company's common stock in exchange for their interests in AIS. The letter of intent has been extended to July 31, 2003. It is also contemplated that Alfred M. Schiffrin, the Company's President and principal shareholder, will sell to the members an aggregate of 3,600,000 shares of the Company's common stock in exchange for an aggregate of $180,000 in cash and notes.

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

On April 3, 2003, the Company signed a non-binding letter of intent to acquire all of the membership interests of Advanced Imaging Systems, LLC, a privately owned Delaware limited liability company ("AIS") engaged in the manufacture and sale of paper and plastic cards. As presently contemplated, the members of AIS will receive an aggregate of 1,200,000 shares of the Company's common stock in exchange for their interests in AIS. The agreement has been extended to July 31, 2003. It is also contemplated that Alfred M. Schiffrin, the Company's President and principal shareholder, will sell to the members an aggregate of 3,600,000 shares of the Company's common stock in exchange for an aggregate of $180,000 in cash and notes. Although the parties are negotiating in good faith, no assurance can be give that the transactions will be consummated on the terms contemplated or on any other terms.

As discussed below, the three-month period ended June 30, 2003 was characterized by nominal revenues offset by relatively significant professional fees and expenses associated with the Company being a reporting issuer.

Results of Operations

Revenues in the three-month period ended June 30, 2003 (the "2003 Second Quarter") were $ 1,500 and expenses were $1,405 resulting in a net profit for the 2003 Second Quarter of $ 95. Of the $ 1,405 of expenses, $ 956 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

Revenues in the three-month period ended March 31, 2003 (the "2003 First Quarter") were $ 3,000 and expenses were $6,281 resulting in a net loss for the 2003 First Quarter of $ 3,281. Of the $ 6,281 of expenses, $ 5,190 represented legal, accounting and other related expenses incurred in connection with the Company being a reporting issuer.

The decrease in revenues for the 2003 Second Quarter as compared to the 2002 Second Quarter and the decrease in revenues for the 2003 Second Quarter as compared to the 2003 First Quarter was not meaningful. The decrease in expenses for the 2003 Second Quarter as compared to the 2002 Second Quarter and the 2003 First Quarter was primarily attributable to the reimbursement by a third party of certain legal and accounting expenses incurred during the 2003 Second Quarter. The profit for the 2003 Second Quarter as compared to the loss for 2002

Second Quarter was primarily attributable to the decrease of certain costs and expenses incurred during the 2003 Second Quarter relating to the Company being a reporting issuer.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its revenues or income from existing operations.


Liquidity and Capital Resources

As of June 30, 2003 the Company's principal sources of liquidity consisted of cash of $ 382.

The Company does not have any present plans to raise additional capital through the sale of Common Stock or other securities. If the Company requires additional capital to fund its operations it is anticipated that Mr.Schiffrin, the Company's President, will loan the Company such additional funds, but Mr. Schiffrin is under no obligation to make such funds available.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

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

(b)      Changes in Internal Controls.
         -----------------------------

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



                                       A.M.S. MARKETING, INC.
                                       (Registrant)



Date: July 15, 2003                    By: /s/ ALFRED M. SCHIFFRIN
                                           ------------------------
                                               Alfred M. Schiffrin,
                                               President

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of A.M.S. Marketing, Inc. for the three month period ended June 30, 2003, I, Alfred M. Schiffrin, President, Chief Executive Officer, and Chief Financial Officer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of A.M.S. Marketing, Inc.


                                       A.M.S. MARKETING, INC.



Date: July 15, 2003                    By: /s/ ALFRED M. SCHIFFRIN
                                           ---------------------------------
                                           Alfred M. Schiffrin, President
                                           Chief Executive Officer and Chief
                                           Financial Officer