Form 10QSB
period 2003-09-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2003-11-13
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       Or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 0-25413

                       INTERNATIONAL IMAGING SYSTEMS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                                 65-0854589
       (State or Other Jurisdiction                      (IRS Employer
     of Incorporation or Organization)                Identification No.)

                6689 N.W. 16th Terrace, Fort Lauderdale, FL 33309
                    (Address of Principal Executive Offices)

                                 (954) 978-9090
                (Issuer's Telephone Number, Including Area Code)

      A.M.S. MARKETING, INC. 7040 W. PALMETTO PARK ROAD, BUILDING 4, # 572
                              BOCA RATON, FL 33433
          (Former Name and Former Address of Issuer Since Last Report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2003 the Registrant had 5,856,200 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ] No [X]

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2003

                                                                                                    Page
                                           Index                                                   Number
PART I              FINANCIAL INFORMATION

Item 1              Consolidated Balance Sheet at September 30, 2003                                   3

                    Consolidated Statements of Operations for the nine months and three months
                           ended September 30, 2003 and September 30, 2002                             4

                    Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2003 and September 30, 2002                             5

                    Notes to Consolidated Financial Statements                                         6

Item 2              Management's Discussion and Analysis or Plan of Operation                         14

Item 3              Controls and Procedures                                                           17

PART II

Item 1              Legal Proceedings                                                                 18
Item 2              Changes in Securities                                                             18
Item 3              Defaults Upon Senior Securities                                                   18
Item 4              Submission of Matters to a Vote of Security Holders                               19
Item 5              Other Information                                                                 19
Item 6              Exhibits and Reports on Form 8-K                                                  19

Signatures                                                                                            19

Certifications                                                                                        20

Exhibit 99.1        Certification of Principal Executive and Financial Officer                        21

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:

    Cash and Cash Equivalents                                           $ 39,020
    Accounts Receivable - Trade                                          386,568
    Inventories                                                          349,947
                                                                        --------
        TOTAL CURRENT ASSETS                                             775,535

PROPERTY AND EQUIPMENT                                                   182,464

OTHER ASSETS:
    Security Deposits                                                      3,700
                                                                        --------

TOTAL ASSETS                                                            $961,699
                                                                        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes and Loans Payable - Current Portion                           $149,769
    Accounts Payable - Trade                                             319,133
    Accrued Expenses                                                      26,477
    Income Taxes Payable                                                   2,397
    Customer Deposits                                                     10,321
                                                                        --------
        TOTAL CURRENT LIABILITIES                                        508,097

NOTES AND LOANS PAYABLE - Non-Current                                    354,252
                                                                        --------

TOTAL LIABILITIES                                                        862,349
                                                                        --------


SHAREHOLDERS' EQUITY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                         --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 5,856,200 Shares Issued and Outstanding                5,856
    Additional Paid-In Capital                                            82,484
    Retained Earnings                                                     11,010
                                                                        --------
        TOTAL SHAREHOLDERS' EQUITY                                        99,350
                                                                        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $961,699
                                                                        ========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                   --------------------------   --------------------------
                                       2003          2002(1)        2003           2002
                                   ------------   -----------   ------------   -----------
NET SALES                          $ 2,541,439   $   140,588    $   865,244    $   140,588

COST OF GOODS SOLD                   1,650,040       113,938        567,839         92,626
                                   -----------   -----------    -----------    -----------
GROSS PROFIT                           891,399        26,650        297,405         47,962

GENERAL AND ADMINISTRATIVE
   EXPENSES                            878,326        94,161        319,528         63,510
                                   -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE
   INCOME TAXES                         13,073       (67,511)       (22,123)       (15,548)

INCOME TAXES                             2,397            --         (5,253)            --
                                   -----------   -----------    -----------    -----------
NET INCOME (LOSS)                  $    10,676   $   (67,511)   $   (16,870)   $   (15,548)
                                   ===========   ===========    ===========    ===========
BASIC EARNINGS (LOSS)
   PER SHARE                       $      .002   $     (.012)   $     (.003)   $     (.003)
                                   ===========   ===========    ===========    ===========
DILUTED EARNINGS (LOSS)
   PER SHARE                       $      .002   $     (.012)   $     (.003)   $     (.003)
                                   ===========   ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING:
      Basic                          5,856,200     5,813,900      5,856,200      5,813,900
                                   -----------   -----------    -----------    -----------
      Diluted                        6,446,230     5,813,900      5,856,200      5,813,900
                                   -----------   -----------    -----------    -----------

(1) Amounts represent activity from inception (June 7, 2002) through September 30, 2002.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2003        2002(1)
                                                         ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                     $  10,676    $ (67,511)
   Adjustments to Reconcile Net Income (Loss)
      to Net Cash (Used) by Operating Activities:
         Depreciation and Amortization                      32,161       10,000
   Change in Operating Assets and Liabilities:
         Accounts Receivable - Trade                      (168,398)     (34,898)
         Loans Receivable - Officers                         2,769      (12,662)
         Inventories                                      (185,240)     (54,238)
         Security Deposits                                      --       (3,700)
         Accounts Payable - Trade                           36,987       73,111
         Accrued Expenses                                    3,057       16,200
         Customer Deposits                                    (784)      48,971
         Income Taxes Payable                                2,397           --
                                                         ---------    ---------
            NET CASH (USED) BY OPERATING
               ACTIVITIES                                 (266,375)     (24,727)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for Property and Equipment                 (20,203)    (156,855)
                                                         ---------    ---------
            NET CASH (USED) BY INVESTING
               ACTIVITIES                                  (20,203)    (156,855)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Equity Contributions from Members                            --       85,106
   Proceeds from Borrowings                                982,436       97,934
   Repayment from Borrowings                              (660,700)          --
                                                         ---------    ---------
            NET CASH PROVIDED BY FINANCING
               ACTIVITIES                                  321,736      183,040
                                                         ---------    ---------

NET INCREASE IN CASH                                        35,158        1,458

CASH AND CASH EQUIVALENTS - Beginning of Period              3,862           --
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - End of Period                $  39,020    $   1,458
                                                         =========    =========


(1) Amounts represent activity from inception (June 7, 2002) through September 30, 2002.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

         Nature of Operations:
            A.M.S. Marketing, Inc. was incorporated in the State of Delaware on July 23, 1998. In October, 2003 the Company filed a Certificate of Amendment to change its name to International Imaging Systems, Inc.

            The Company, through its wholly-owned subsidiary, Advanced Imaging Systems, LLC ("AIS"), is principally engaged in the manufacture and sale of telephone credit cards, check cashing cards and security cards of all types. The Company markets such products domestically and abroad. The Company also markets pre-owned, brand name photocopier machines for an unrelated party.

         Basis of Presentation:
            The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated.

            On July 31, 2003, A.M.S. Marketing, Inc, ("AMS") acquired 100% ownership of "AIS" in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of "AIS" purchased directly from an existing "AMS" shareholder 3,600,000 shares of "AMS" common stock. The combined result of the foregoing transactions is that the previous owners of "AIS" own 81.96% of the outstanding common stock of "AMS".

            For accounting purposes, "AIS" is considered to be the acquirer and "AMS" the acquired entity. The business combination is considered to be a "reverse merger" since the former owners of "AIS" now control more than 50% of "AMS" as a result of the merger. The effect of this transaction reflects historical values of assets and liabilities of the combined entities with a recapitalization of "AMS" shareholders' equity.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

         Unaudited Financial Statements:
            The financial statements as of September 30, 2003 and for the periods ended September 30, 2003 and 2002 included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are in the opinion of management necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002 and with the 2002 audited financial statements of Advanced Imaging Systems, LLC included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2003.

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

         Financial Instruments:
            The carrying values of cash, accounts receivable, accounts payable, and notes payable approximate fair value at September 30, 2003.

         Cash and Cash Equivalents:
            Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

         Accounts Receivable:
            All accounts receivable were considered to be collectible. Accordingly, no allowance for bad debts is presented.

         Inventories:
            Inventories are valued at the lower of the first-in, first-out cost or market with respect to direct material costs. Capitalized overhead costs are determined on the basis of average costs.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

         Property and Equipment:
            Property and equipment are recorded at cost, less depreciation and amortization. The carrying value of property and equipment is assessed when factors indicating impairment is present. The Company determines fair value by obtaining market quotes for replacement property. If impairment is present, the assets are reported at the lower of carrying value or fair value. Depreciation and amortization is primarily accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs are expensed as incurred.

         Sales:
            Revenue is recognized in the financial statements when materials are shipped from stock. Reported sales are arrived at by deducting discounts and return allowances.

         Advertising:
            Advertising costs are expensed as incurred.

         Income Taxes:
            The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach to account for income taxes. Deferred taxes are provided for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

         Earnings (Loss) Per Common Share:
            Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the three months ended September 30, 2003 because their effect would have been anti-dilutive.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - INVENTORIES -

         Inventories consists of the following at September 30, 2003:

            Raw Materials                                 $    45,357
            Work in Process                                   157,122
            Finished Goods                                    147,468
                                                          -----------
                                                          $   349,947
                                                          ===========

NOTE C - PROPERTY AND EQUIPMENT -

            Property and equipment consists of the following at September 30, 2003:

            Furniture and Fixtures                        $    19,834
            Machinery and Equipment                           159,728
            Leasehold Improvements                             55,375
                                                          -----------
                                                              234,937
            Accumulated Depreciation and Amortization         (52,473)
                                                          -----------
                                                          $   182,464
                                                          ===========

NOTE D - STOCK OPTION PLAN -

            The Company's 2003 Equity Incentive Program (the "Program") was adopted by the Board of Directors and approved by shareholders in August, 2003. The "Program" provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards. Certain awards under the plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). Other awards granted under the "Program" are not intended to qualify as incentive stock options under the "Code".

            The total number of shares of the Company's common stock that may be issued during the first year under the "Program" may not exceed 6,000,000 shares, of which 1,000,000 shares will be available for issuance as incentive stock option grants and 5,000,000 shares will be available for issuance as nonqualified stock option grants. The total number of shares may be increased annually based upon the total number of common shares outstanding of the Company's common stock in subsequent years.

            At September 30, 2003 no options or shares were issued under the Program.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - COMMON AND PREFERRED STOCK -

            Pursuant to a resolution by the Board of Directors and ratification by a majority of the shareholders, in October 2003 the Company amended its Certificate of Incorporation to increase the total number of authorized shares to 30,000,000 consisting of 1,000,000 shares of ($.001) preferred stock and 29,000,000 shares of ($.001) common stock.

            At September 30, 2003 no shares of preferred stock were issued or outstanding. Additionally, the Board of Directors has not designated any voting powers, preferences, participation rights or other special rights relating to the preferred stock.

NOTE F - CONCENTRATION OF RISK -

         Suppliers:
            The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

         Customers:
            During 2003, approximately 50% of the Company's total sales revenues resulted from four customers. One customer accounted for approximately 35% of sales during the three months ended September 30, 2003, and 28% of the September 30, 2003 accounts receivable balance.

NOTE G - COMMITMENTS -

         Rent:
            The Company leases its general office and production facilities. Rental expense amounted to $35,047 for the nine months ended September 30, 2003. The Company is committed to total minimal annual rental payments as follows:

                           2003                 $45,185
                           2004                 $45,185
                           2005                 $18,125

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - COMMITMENTS - continued -

         Consulting Agreement:
            On April 1, 2003, "AIS" entered into a three year management services contract with a shareholder of "AMS". The agreement provides for monthly payments of $5,000 through October 31, 2003 and $6,300 thereafter.

         Employment Agreements:
            In July, 2003, "AIS" entered into three year employment contracts with five individuals considered to be key employees. The contracts provide for annual remuneration aggregating approximately $372,000 with cost of living increases in the last two years of the contracts. In addition, the contracts provide for expense account allowances aggregating to $30,000 annually.

NOTE H - PRO FORMA MERGER INFORMATION -

         Unaudited pro forma operating results for the Company, assuming the merger of International Imaging Systems, Inc. (successor to A.M.S. Marketing, Inc.) and Advanced Imaging Systems, LLC occurred at the beginning of each period presented are as follows:

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               -------------------------
                                                  2003            2002
                                               ----------      ---------
            Net Sales                          $2,545,939      $ 143,588
                                               ----------      ---------

            Net Income (Loss)                  $    6,548      $ (64,842)
                                               ----------      ---------

         Earnings per share information is not presented because the effect on basic and diluted earnings per share is immaterial.

NOTE I - RELATED PARTY TRANSACTIONS -

         Prior to July 31, 2003, "AIS" purchased prepaid telephone time in the amount of $18,955 from an entity owned by the chief executive officer of "AIS" (who became the Company's chief executive officer on July 31, 2003) which entity, in turn, purchased such time for the same amount from unrelated telecom providers on more favorable terms than AIS could have obtained if it purchased such time directly.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - NOTES PAYABLE -

         Notes payable consist of the following at September 30, 2003:

            12% Note Payable - Officer - Due in monthly installments
            of $3,500, including interest through August, 2004          $40,123

            12% Note Payable - Officer - Due in monthly installments
            of $2,335, including interest through November, 2004         27,488

            6% Note Payable - Shareholder - Due in monthly
            installments of $1,500, including interest through
            August, 2007                                                 63,493

            Demand Loans Payable - Shareholders - Working capital
            advances bearing no interest and expected to be repaid
            within one year                                              77,917

            6% Exchangeable Notes Payable - Maturing at various
            times through September, 2005. The notes may be
            exchanged for common stock at maturity, at the
            discretion of the lenders based upon an exchange price
            of $.50 per common share for each dollar owed. Included
            in this amount are notes to shareholders amounting to
            $95,000.                                                    295,000
                                                                       --------
                                                                        504,021
            Deduct Current Portion                                     (149,769)
                                                                       --------
                                                                       $354,252
                                                                       ========

            The Company has pledged substantially all production machinery and equipment as collateral on the notes owing to officers and shareholders.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - NOTES PAYABLE - continued -

         The maturities of notes and loans payable for each of the succeeding five years subsequent to the current year are as follows:

            2004                                     $   146,796
            2005                                         310,720
            2006                                          16,690
            2007                                          12,710
            2008                                          17,105

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

         Historically, the Company's principal business has been the marketing of pre-owned, brand name photocopiers for an unrelated party. On July 31, 2003, the Company acquired all of the issued and outstanding limited liability company interests (the "Interests") of Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS") engaged in the business of designing, manufacturing and marketing of plastic and paper card products, including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards. The acquisition of AIS was effected by an exchange reorganization (the "Exchange") whereby the Company acquired all of the Interests of AIS in exchange for the issuance of an aggregate of 1,200,000 shares of the Company's Common Stock (the "Shares") to the members of AIS, Laura Palisa Mujica, Lara Nicole Sarafianos, Sarah Cinnante and Michael D'Angelo (the "Members").

         Immediately prior to the Exchange, each of the Members purchased 900,000 shares of the Company's Common Stock (3,600,000 shares in the aggregate) from Alfred M. Schiffrin, the Company's former President and sole director, for $.05 per share, payable partly in cash and the balance by a recourse promissory note secured by the purchased shares. Each note is repayable in monthly installments of varying amounts commencing on August 1, 2003 and ending on May 1, 2006, subject to acceleration upon the happening of certain events (each an "Event of Default"), including without limitation, failure of such Member to make payment of principal when due within three business days following written notice to such Member, the dissolution, winding-up, suspension of the usual business activities or complete or partial liquidation of the business of the Company, the bankruptcy of such Member or the Company, the commencement of a voluntary bankruptcy by such Member or the Company or the death of such Member. Each note is non-interest bearing except upon the happening and during the continuation of an Event of Default, in which case each note bears interest at the rate of 15% per annum or the maximum rate of interest permissible in the State of Florida, whichever is lower. The Shares, together with the shares purchased by the Members from Mr. Schiffrin, represented approximately 82% of the total then issued and outstanding shares of the Company's Common Stock. Accordingly, the Exchange has been treated as a reverse acquisition.

         During the next twelve months and for the foreseeable future, the Company expects that the business of its wholly-owned subsidiary AIS will constitute the principal business activity of the Company and to which it intends to devote substantially all of its resources. The Company also plans to continue its pre-existing marketing business and has agreed with Mr. Schiffrin that he will operate such business in exchange for 25% of the profits thereof. Management is also considering its strategic alternatives for the pre-existing business, including the sale or spin-off thereof.

         As discussed below, the three-month period ended September 30, 2003, was characterized by a substantial increase in sales offset by substantial increases in costs of goods sold and general and administrative expenses, resulting in a net loss for the period of $16, 870 as compared to a net loss of $15,548 during the same period in the prior year.

         Results of Operations

         Net sales for the three-month period ended September 30, 2002 (the "2002 Third Quarter") of $140,588 increased to $865,244 for the three-month period ended September 30, 2003 (the 2003 Third Quarter), a 515% increase. Such increase is primarily attributable to the 2002 Third Quarter constituting the initial start-up quarter of AIS. Substantially all of the net sales during the 2002 Third Quarter and the 2003 Third Quarter were generated by the Company's card business and consisted of pre-paid telephone cards except that approximately 17% of net sales in the 2003 Third Quarter represented sales of packaging materials to one customer. During both of such periods, approximately 50% of net sales were made to four customers, one of which represented approximately 35% of net sales in the 2003 Third Quarter. The Company anticipates that net sales of products other than pre-paid telephone cards and the Company's dependence on a limited number of customers will decrease over time. However, there can be no assurance that such greater product diversification or lessened customer dependence will occur.

         Cost of goods sold increased from $92,626 for the 2002 Third Quarter to $567,839 for the 2003 Third Quarter, a 513% increase. This increase is primarily attributable to the corresponding increase in net sales during the 2003 Third Quarter.

         For the 2002 Third Quarter, the Company generated a gross profit of $47,962, representing a gross profit margin of 34%. For the 2003 Third Quarter, the Company generated a gross profit of $297,405, representing a gross profit margin also of 34%. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors.

         Net sales for the nine-month period ended September 30, 2002 (the "2002 Period") of $140,588 increased to $2,541,439 for the nine-month period ended September 30, 2003 (the "2003 Period"), a 1,708% increase. Such increase is primarily attributable to the 2002 Period consisting of only four full months of business of AIS as it was formed in June 2002. Substantially all of the net sales during the two periods were generated by the Company's card business and approximately 50% of net sales during such periods were made to four customers. The Company anticipates that net sales of products other than pre-paid telephone cards and the Company's dependence on a limited number of customers will decrease over time. However, there can be no assurance that such greater product diversification or lessened customer dependence will occur.

         Cost of goods sold increased from $113,938 for the 2002 Period to $1,650,040 for the 2003 Period, a 1,348% increase. This increase is primarily attributable to the corresponding increase in net sales during the 2003 Period.

         For the 2002 Period, the Company generated a gross profit of $$26,650, representing a gross profit margin of 19%. For the 2003 Period, the Company generated a gross profit of $891,399, representing a gross profit margin also of 35%. This increase in gross profit margin is primarily attributable to the increase in net sales during the 2003 Period. Gross profit margins may fluctuate in the future depending on changes in mix of products sold, the mix of sales distribution channels and other factors.

         The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on its net sales from existing operations.

         General and Administrative Expenses

         Total general and administrative expenses increased 403% from $63,510 in the 2002 Third Quarter to $319,528 in the 2003 Third Quarter. The increase is primarily attributable to expenses related to the increase in sales during such periods as well as approximately $60,000 of professional fees and other expenses incurred in connection with the exchange transaction among the Company, AIS and the members of AIS. Depreciation and amortization increased 34% from $8,000 in the 2002 Third Quarter to $10,720 in the 2003 Third Quarter.

         Total general and administrative expenses increased 833% from $94,161 in the 2002 Period to $878,326 in the 2003 Period The increase is primarily attributable to expenses related to the increase in sales during such periods as well as approximately $$110,000 of professional fees and other expenses incurred during the 2003 Period in connection with the exchange transaction among the Company, AIS and the members of AIS. Depreciation and amortization increased 222% from $10,000 in the 2002 Period to $$32,161 in the 2003 Third Quarter.

         Net loss was $16, 870 for the 2003 Third Quarter as compared to $15,548 for the 2002 Third Quarter. The Company does not believe that the increase in net loss between the periods is meaningful.

         Net income was $10,676 for the 2003 Period as compared to a net loss of $67,511 for the 2002 Period. Such change is primarily attributable to the increase in net sales between the periods which, in turn, is primarily attributable to the commencement of sales by AIS in July 2002.

         Liquidity and Capital Resources

         As of September 30, 2003, the Company's principal sources of liquidity consisted of cash and cash equivalents of $39,020 and trade accounts receivable of $386,568.

         The Company has historically financed its operations through loans from shareholders and through the sale by AIS of notes that are exchangeable, at the option of the holder, into shares of the Company's common stock on the basis of $.50 per share. The notes bear interest at the rate of 6% per annum and are due on various dates through September 2005. As of September 30, 2003, AIS had sold an aggregate of $295,000 of the notes.

         The Company believes that its cash and cash equivalents on hand, together with cash flow from operations will be sufficient to finance the Company's current level of operations for the foreseeable future.

         In order to expand the Company's operations and further diversify its product lines by purchasing additional equipment, the Company will need to obtain additional debt and/or equity capital. The Company is in negotiations with various parties but no assurance can be given that the Company will be able to secure additional capital on terms acceptable to the Company or at all. If the Company is unable to raise additional capital, it will be unable to expand its operations as quickly as desired and will have to rely on internally generated funds for any expansion.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

         Within the 90 days prior to the date of this report, International Imaging Systems, Inc. (" the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                     PART II
                                OTHER INFORMATION


Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         During the period covered by this Report, no securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act"), except as follows:

         1. On July 31, 2003, Registrant issued 300,000 shares of its common stock, par value $.001, to each of Laura Palisa Mujica, Lara Nicole Sarafianos, Sarah Cinnante and Michael D'Angelo ( the "Members"), pursuant to an Agreement and Plan of Exchange, dated as of July 28, 2003, among the Registrant, the Members and Advanced Imaging Systems, LLC., a Delaware limited liability company ("AIS"), in exchange for the Members' limited liability company interests in AIS. All of the Members were accredited or sophisticated investors. The exchange ratio was arbitrarily determined by negotiations among the parties and no value was assigned to the shares issued. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Act.

         2. At various times during the period covered by this Report, AIS, the Registrant's wholly-owned subsidiary, sold an aggregate of $295,000 of notes to five accredited investors. Each of the notes are exchangeable, at the option of the holder, into shares of Registrant's common stock on the basis of $.50 per share. The notes bear interest at 6% per annum and are due at various dates through September 2005. The notes were issued in reliance upon the exemption provided by Section 4(2) of the Act.

         With respect to issuances of securities referred to above, investors were furnished with information regarding the Registrant and AIS and the offering and issuance, and each had the opportunity to verify information supplied. Additionally, Registrant or AIS, as the case may be, obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends, and Registrant has issued stop transfer instructions to its transfer agent.

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits
             99.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K
             On August 15, 2003, Registrant filed a Current Report on Form 8-K reporting a change in control and the acquisition of all of the issued and outstanding limited liability company interests of Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS"). Such report included the financial statements of AIS for the periods specified in Rule 3-05(b) of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            INTERNATIONAL IMAGING SYSTEMS, INC.
                                                      (Registrant)

Date: November 13, 2003                     By: /s/ C. LEO SMITH
                                                -------------------------
                                                    C. Leo Smith
                                                    President

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of International Imaging Systems, Inc. for the three month period ended September 30, 2003, I, C. Leo Smith, President, Chief Executive Officer, and Chief Financial Officer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-QSB for the three months ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-QSB for the three months ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of International Imaging Systems, Inc.



                                            INTERNATIONAL IMAGING SYSTEMS,  INC.


 Date: November 13, 2003                    By: /s/ C. LEO SMITH
                                                -------------------------------
                                                    C. Leo Smith, President
                                                    Chief Executive Officer and
                                                    Chief Financial Officer