Form 10KSB
period 2003-12-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2004-08-27
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

            OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25413

                       INTERNATIONAL IMAGING SYSTEMS, INC.
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

                                 (954) 978-9090
              (Registrant's telephone number, including area code)

                             A.M.S. Marketing, Inc.
                           (Registrant's former name)

          Securities registered pursuant to Section 12 (b) of the Act:

            None                                      None
     Title of Each Class             Name of Each Exchange on Which Registered

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $3,524,948

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is no public trading market for the Registrant's common stock; therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity: As of August 16, 2004 6,028,700 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS



PART I.................................................................................................1

   Description Of Business.............................................................................1
   Description Of Properties...........................................................................6
   Legal Proceedings...................................................................................6
   Submission Of Matters To A Vote Of Security Holders.................................................7

PART II...............................................................................................11

   Market For Registrant's Common Equity And Related Stockholder Matters..............................11
   Management's Discussion And Analysis Of Financial Condition And Results Of Operations..............12
   Financial Statements...............................................................................13
   Changes In And Disagreement With Accountants On Accounting And Financial Disclosure................14

PART III..............................................................................................14

   Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A)
   Of The Exchange Act Of The Registrant..............................................................14
   Executive Compensation.............................................................................16
   Security Ownership Of Certain Beneficial Owners And Management.....................................17
   Certain Relationships And Related Transactions.....................................................17

PART IV...............................................................................................19

   Exhibits, List And Reports On Form 8-K.............................................................19
   Controls And Procedures............................................................................20

         Forward Looking Statements

         This Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

         Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.


                                     Part I
                                     ------

ITEM 1.         DESCRIPTION OF BUSINESS


Background


Description of Our Pre-existing Business

         We were formed in Delaware in July 1998. Since 1998, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. In addition to our pre-existing business, we now own all of the issued and outstanding limited liability company interests of Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS"). The acquisition of all the issued and outstanding limited liability company interests of AIS was completed on July 31, 2003 by an exchange reorganization (the "Exchange") whereby we acquired all of the limited liability company interests of AIS from the members thereof (the "Members") in exchange for issuing 1,200,000 shares of our Common Stock. Between the newly issued shares and the 3,600,000 shares of our Common Stock purchased by the Members from Mr. Alfred M. Schiffrin, our then President and sole director, the Members controlled approximately 82% of our issued and outstanding shares of capital stock immediately after the Exchange. Accordingly, the acquisition has been treated as a reverse acquisition for accounting purposes. As a result of the Exchange, we now carry on business through our wholly-owned subsidiary AIS, which maintains its business office at 6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309. We also continue to operate our pre-existing business, which since

December 12, 2003, has been conducted through our wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation ("RAI"). On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 20, 2004. As part of the spin-off, each stockholder of record will receive one-half share of RAI's common stock for each share of our Common Stock owned on April 20, 2004. It is expected that the spin-off will be completed on or before October 31, 2004, but it could be delayed. We have entered into an oral agreement with Mr. Schiffrin whereby he will continue to run the pre-existing business and in exchange receive 25% of the profits of that business until the completion of the spin-off.

Description of Business Formerly Operated by AIS and Currently Operated by Us

         AIS was formed as a Delaware limited liability company in June 2002. AIS designs, manufactures and markets plastic and paper card products including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards.

Products

         We are a turnkey provider of plastic cards, paper cards and printing services to domestic and international customers.

Plastic Cards

Plastic cards we produce include:

--------------------------------------------------------------------------------
o  access cards                 o  debit cards              o  library cards
--------------------------------------------------------------------------------
o  ATM cards                    o  discount cards           o  loyalty cards
--------------------------------------------------------------------------------
o  bank cards                   o  door entry cards         o  luggage tags
--------------------------------------------------------------------------------
o  blank  cards                 o  gift cards               o  membership cards
--------------------------------------------------------------------------------
o  business cards               o  health care cards        o  punch cards
--------------------------------------------------------------------------------
o  check cashing cards          o  identification cards     o  security cards
--------------------------------------------------------------------------------
o  courtesy telephone cards     o  information cards        o  V.I.P. cards
--------------------------------------------------------------------------------
o  credit cards                 o  laminated cards
--------------------------------------------------------------------------------

Paper Cards

Paper cards we produce include:

--------------------------------------------------------------------------------
o  telephone calling cards      o  paper tear cards         o  paper punch out
                                                               cards
--------------------------------------------------------------------------------
o  promotional pre-paid cards   o  point of sale cards      o  flat pack cards
--------------------------------------------------------------------------------
o  vending CR80 cards
--------------------------------------------------------------------------------


Printing Services

         We provide turnkey production of our customers' orders for card products from concept to completion.

         Our graphics design team assists the customer in creating a unique and innovative product. We use state of the art graphics design software to rapidly turn around customer orders. Product proofing and approval can be done by the customer on our secure website.

         Once the design is completed, an order is put through pre-press preparation. We then carefully trap, impose, output to high-resolution film, and then strip the order in preparation for plate making. We print the orders either by silkscreen, lithography, or digital printing. Upon completion of the printing process, we can finish the processes in a variety of ways including: personal identification numbers, labeling, embossing, holograms, bar coding, scratch off, data encoding, magnetic stripping, lamination, and sequential and/or straight numbering.

         Finally, we package and ship the order according to the customer's instructions. We offer numerous packaging and shipping options: shrink wrap packaging, cello wrap packaging, tipping, stuffing, mailing, and drop shipping. We maintain online accounts with many of the world's leading couriers, including DHL, Federal Express, UPS, and Airborne Express. Additionally, we have close working relationships with freight forwarders worldwide.

Customers and Markets

         Since AIS's inception (June 2002), we have focused almost exclusively on card products for the telecommunications industry. As a result, approximately 90% of the Company's revenues have come from the telecommunications industry. Approximately 90% of these telecommunications revenues have been from 12 major customers. Some of our principal customers include: Motorola, 9278 Communications, Centrix Communications, Phone Card Warehouse, U.S. Cellular, and Verizon Wireless.

         We plan to expand and diversify the markets we target. We intend to expand our marketing to each of our four major business lines:

              o  Telecommunications            o  Loyalty and Retail
              o  Financial                     o  Identity and Security

Competition

         The card product market is highly competitive. We face existing competition in the telecommunications market, each other market we currently service and each of the markets in which we plan to expand. Moreover, our customers and companies with whom we currently have strategic relationships may become competitors in the future.

Telecommunications

         Public telephony is a mature market, and is highly competitive. According to Eurosmart, approximately 950 million phonecards were sold worldwide in 2002. The main competitors in this market are Gemplus International SA, Schlumberger, Giesecke & Devrient and Oberthur Card Systems. Additionally, we face competition from numerous smaller companies. The ability to deliver large volumes of phonecards at competitive prices, as well as the capability of meeting changing customer demands, such as increased requirements, in the short term are key competitive factors in this market. We believe that our turnkey production capabilities have enabled us to meet our customers' requirements in the past, which has allowed us to develop strong customer relationships.

Financial

         The financial market is currently fragmented and subject to intense competition. The main competitors in this market include Gemplus International SA, Giesecke & Devrient, Oberthur Card Systems and Schlumberger. A significant barrier to competing in the financial market is qualifying as a secured card manufacturer. We are currently seeking such qualification, but there can be no assurance that we will become qualified.

Loyalty and Retail

         The market for loyalty and retail programs, including bonus points and reward programs, is currently fragmented and subject to intense competition.

Identity and Security

         The market for identification and security products is currently in its development stage. There are a number of companies, including large systems integrators, that compete in this market.

Suppliers

         We rely on a number of different suppliers of materials and components to manufacture our products. The basic components of our products are plastic cards, paper cards and other materials used in the manufacturing process, such as lamination film and inks. We believe that our current suppliers will be able to meet our requirements in terms of cost and volume. We have diverse supply arrangements for our materials, including plastic resin, paper board, overlay film, and magnetic tape. We have at least two supply sources for each of our materials.

         Due to production time contraint demands of our customers, we are often dependent on a limited number of local printing suppliers. If one of these printing suppliers had operational problems or ceased providing printing services to us, our operations could be adversely affected.

Marketing

         We use a direct sales force to market and sell our products and services. Strategic relationships are an important part of our overall marketing strategy, in addition to sales through our other channels. Through our strategic partners we facilitate new product development, collaborative marketing initiatives and joint sales efforts with a select group of value added resellers, systems integrators, consultants and developers.

Market Potential

         Plastic and paper cards are used in increasingly diverse applications, as consumers demand progressively more convenience in their daily lives. The use of plastic and paper cards is increasing most rapidly in the telecommunications, financial, loyalty and retail, and identity and security markets. The most common uses of plastic cards are ATM cards, credit cards, telephone cards, debit cards, membership cards, and value stored cards. The most common uses of paper cards are pre-paid telephone cards, scratch off and promotional giveaways.

         Pre-paid telephone cards, both plastic and paper, are experiencing a dramatic increase in use. According to "Pre-paid Calling Cards: Market Dynamics and Forecast 2003-2008," a report that was recently published by the telecommunications industry research firm, ATLANTIC-ACM, "the industry will continue to experience solid growth over the next five years, as the $3.7 Billion market expands by another 73%."

         "Smart" cards, cards containing microprocessors (chip cards), are widely used to reduce fraud and increase security, particularly in the financial and identification industries. The worldwide market for "smart" cards grew from $1.2 Billion in 1996 to $7.6 Billion in 2000, and will reach $16.0 Billion by 2005, according to Killen & Associates.

         In the loyalty and retail sector of the economy, a recent survey by Standard Register anticipates that at current growth rates, the use of pre-paid and loyalty cards will approach 50% in the next three years.

         Frost & Sullivan, a plastic card industry research firm, projects that the total of annually shipped plastic identification cards will reach 114.7 Million by 2006, up from 14.4 Million in 1999.

         A survey by The Research Center of the University of Michigan's Institute for Social Research found that the percentage of adults indicated below carry plastic or paper card products for the use indicated:

                -----------------------------------------------------------
                Credit Cards                 --     88%
                -----------------------------------------------------------
                ATM Cards                    --     60%
                -----------------------------------------------------------
                Membership Cards             --     58%
                -----------------------------------------------------------
                Pre-paid Cards               --     35%
                -----------------------------------------------------------
                Loyalty Cards                --     29%
                -----------------------------------------------------------
                Pre-Paid Telephone Cards     --     28%
                -----------------------------------------------------------
                Gift Cards-                  --     11%
                -----------------------------------------------------------
                Smart Cards                  --      4%
                -----------------------------------------------------------

         We believe that the movement towards a "cashless society" will continue to accelerate and that the use of plastic and paper cards will increasingly replace cash in everyday life.

Growth Opportunities

         We intend to focus our efforts on the following three areas of business in order to drive our growth:

         o Internal Growth. We believe that we can generate additional revenues and earnings growth over the next five years, primarily by (i) implementing an advertising and marketing program that targets the pre-paid telephone card industry,
                  (ii) qualifying to produce plastic cards for Visa and MasterCard, and (iii) aggressively seeking business in the gift card and value stored card sectors of the industry;

         o Joint Ventures. We have identified a significant number of potential joint ventures, primarily in the pre-paid telephone card industry, throughout Central and South America, and in Europe. Preliminary analysis of such potential joint ventures indicates the strong possibility of building our foreign revenues and earnings to levels comparable to AIS's domestic revenue; and

         o Acquisitions. We intend to develop and execute an acquisition strategy in the future to consolidate a portion of our highly fragmented industry, which is largely comprised of a significant number of companies that are not sufficiently capitalized, that are operated by management who lack the requisite managerial skills, and that generate annual revenues of $10.0 Million or less.

Employees

         We currently have 25 full time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.


ITEM 2.         DESCRIPTION OF PROPERTY

         The Company currently operates from a 7,000 square foot facility that it leases in Fort Lauderdale, Florida. Our annual rent for 2004 and 2005 is $45,185 and $18,125, respectively. Our current lease expires June 2005. We want to move into a larger facility of approximately 16,000-24,000 square feet, and are currently evaluating a number of other facilities that are available to us.

         The need for a larger facility is necessitated by a number of factors, most notably (i) our anticipated purchase of additional equipment that will increase the "footprint" of the production and finishing areas, and (ii) our need for additional warehouse space for the storage of materials and packaging supplies on site.

         The move to a larger facility and the purchase of additional equipment is dependant upon the Company's ability to raise additional financing. No assurance can be given that the Company will be able to raise additional financing on terms acceptable to the Company, if at all.

ITEM 3.         LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which we or our subsidiary or limited liability company are a part or to which any of our or their property is the subject and, to the best of our knowledge, no such action against us or our subsidiary or limited liability company is contemplated or threatened.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         In July 2003, in connection with the Exchange, the Company's then majority stockholder appointed new members to the board of directors. In August 2003 a majority of our stockholders approved the Company's 2003 Equity Incentive Program (the "Program"). No other matters were submitted to security holders during our 2003 fiscal year.

Risk Factors

         AIS is a New Venture with a Limited Operating History

         AIS was organized in June 2002. Due to AIS's limited operating history, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. AIS's limited operating history also makes it difficult to evaluate our long term commercial viability, and market acceptance of our potential products. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and the plastic and paper card product businesses specifically. We had a net loss from operations in 2003. Coupled with our negative working capital and capital deficiencies, these losses raise substantial doubt about our ability to continue as a going concern. While we have taken steps to restructure our sales pricing policies and production methods in an attempt to achieve profitable operations and are pursuing negotiations to secure additional working capital, there can be no guarantee that these efforts will be successful.

         We Will Require Additional Financing; if the Necessary Financing Cannot Be Obtained Our Business Will Suffer.

         We plan to expand our operations which will require substantial up-front expenditures. Accordingly, additional financing will be required to implement our business plan. We have no commitments from third parties for any future funding, and there can be no assurance that financing will be available on acceptable terms, if at all. If we are not able to obtain necessary financing, we may be required to curtail our activities or cease operations.

         We Rely on a Relatively Limited Number of Customers for a Large Portion of Our Revenues and Business.

         We have received a significant portion of our revenues since the inception of AIS from a relatively limited number of customers. The loss of one or more of these major customers, or a decrease in orders by one or more customers, could adversely affect our revenue, business and reputation. In addition, our customers have in the past sought price concessions from us and may continue to do so in the future, particularly as a result of an increasing competitive market, which could reduce our profitability and gross margins. Our sales to our six largest customers accounted for approximately 53% and 60% of total revenues in 2003 and 2002, respectively. Sales to a single customer amounted to 28% and 30% of sales in 2003 and 2002, respectively.

         We Do Not Have Long-term Contracts with Our Customers and Our Customers May Cease Purchasing Our Products at Any Time.

         Generally we do not have long-term contracts with our customers. As a result, the agreements with our customers do not provide any assurance of future sales. Accordingly:

         o our customers may cease purchasing products at any time without penalty;

         o our customers are free to purchase products from our competitors;

         o        we are exposed to competitive price pressure on each order;
                  and

         o        our customers are not required to make minimum purchases.

         Sales typically are made pursuant to individual purchase orders and product delivery often occurs with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we could lose sales and customers.

         The Loss of Our Key Management Personnel or Our Failure to Attract and Retain Additional Personnel Could Adversely Affect Our Business.

         Currently we employ 25 people. If we fail to retain the necessary personnel, our business and ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our Chief Executive Officer, Mr. C. Leo Smith.

         We May Be Unable To Adequately Protect Our Proprietary Rights Significantly Impairing Our Competitive Position.

         Our success depends to a significant extent on our ability to protect our proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights, we will rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in agreements with consultants, vendors and customers, although we have not signed these types of agreements in every case. Despite these efforts to protect our proprietary rights, unauthorized parties may copy aspects of the Company's products and obtain and use information that the Company regards as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

         The Market for Our Products and Services May Not Grow as Quickly as Anticipated, which would Cause Revenues to Fall Below Expectations.

         The market for our products and services is evolving. In the past we earned a substantial portion of our revenue from the telecommunications industry. While we plan to diversify, we expect to earn a substantial portion of our revenue in the foreseeable future from the telecommunications industry. Future financial performance will depend on continued growth in telecommunication customer demand for card products. If this market fails to grow, or grows more slowly than expected, the Company's sales may be adversely affected.

         Our Markets Are Highly Competitive and Competition Including the Increased Use of Chip Card Technology Could Harm Our Ability to Sell Products and Services and Could Reduce our Margins and Market Share.

         The market for card products and services is rapidly changing and intensely competitive. We expect competition to increase as the industry grows.

         Recently, intense competition among suppliers has led to increased pricing pressures on our products. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results and financial condition.

         Competitors in our market include, among others, card product and service providers such as Gemplus International SA, Schlumberger, Giesecke & Devrient, Oberthur Card Systems and Orga Kartensysteme. Additionally there are numerous smaller companies with which we must compete. New entrants are joining the industry with low-cost operating models, especially in China, with aggressive pricing policies that could threaten our pricing model in the future.

         We also expect the increasing prevalence of chip card technology to increase the competitive pressures in our industry. As the market for chip card products and services in the telecommunications, financial services and internet security industries grows, and as these markets converge, we may experience competition from companies that are currently not active in our market, including:

         o        operating system developers, such as Microsoft and IBM;

         o electronic security product and service providers, such as Baltimore Technologies, Entrust, RSA and Verisign;

         o wireless device manufacturers, such as Nokia, Motorola, Samsung and Sony-Ericsson;

         o        systems integrators, such as IBM, Siemens and EDS;

         o microcontroller chip manufacturers, such as STMicroelectronics, Infineon, Philips, Atmel, Samsung and Sony; and

         o        wireless infrastructure software providers, such as Sonera
                  SmarTrust.

         Many of our competitors and potential competitors have larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future card products and services. In addition, our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market shares, which in turn could harm our business, operating results and financial condition.

         The Internet and Other Communications Networks May Not Expand as a Commerce and Business Medium.

         Our growth will suffer if the use of the internet for commercial transactions does not grow.

         The acceptance and use of the internet and communications networks for internet commerce, banking and commerce could be limited by a number of factors, including:

         o        inadequate development of network infrastructure;

         o        inconsistent quality of service;

         o        excessive cost of high-speed service;

         o concerns about transaction security and fraud or theft of stored data and information communicated on the internet and wireless communications networks;

         o increased government regulation and taxation of transactions conducted over the internet and wireless communications networks; and

         o delays in development or adoption of new standards or protocols to handle increased levels of activity.

         In addition, companies and government agencies that have already invested substantial resources in other methods of conducting business may be reluctant to adopt new internet-based or telecommunication-based methods.

         Future Regulations Could be Enacted that Either Directly Restrict Our Business or Indirectly Affect Our Business by Limiting the Growth of Internet and Mobile Commerce.

         Our products and services are sold in numerous markets around the world, each of which imposes regulations affecting our operations, including product controls, trade restrictions, tariffs and charges, and labor and other social controls. Regulation of the internet in general, and of e-commerce and mobile commerce in particular is largely unsettled.

         As internet and mobile commerce evolves, we expect that various governmental entities will enact or revise laws, rules and regulations covering issues such as user privacy, consumer fraud, pricing, content and quality of products and services. If enacted or revised, such laws, rules or regulations could increase the costs or administrative burdens of doing business using the internet and communications networks and cause companies to seek alternative means of transacting business. The enactment of laws increasing the cost or burdens of using the internet or wireless communications would limit the market for our products and services.

         Because Several Existing Stockholders Own a Large Percentage of Our Voting Stock, Other Stockholders' Effective Voting Power may be Limited.

         As of December 31, 2003 and August 16, 2004, four stockholders (the former holders of all of limited liability company interests in AIS) beneficially owned or controlled approximately 82% of our shares. If some or all of such persons act together, they can have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This potential concentration of control can affect the value of our securities.

         We Have Not Paid Any Dividends On Our Common Stock.

         We have not paid any cash dividends on our Common Stock in the past and do not intend to pay any dividends on our Common Stock in the foreseeable future. Our board of directors is empowered to declare dividends, if any, to holders of the Common Stock, based on our earnings, capital requirements, financial condition, and other relevant factors. We anticipate that we will reinvest the profits from our operations, if any, into our business. There is no assurance that we will ever pay dividends to holders of our common stock.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         There is no public trading market for the Company's Common Stock. The Company intends to have the Common Stock included for quotation on the OTC Bulletin Board. No assurance can be given that the Common Stock will be included for quotation and, if included, that an active trading market for the Common Stock will be established or maintained.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock. However, there are $535,000 of Series A Exchangeable Notes of AIS issued and outstanding that may, at the option of the holders, be convertible into an aggregate of 1,070,000 shares of Common Stock.

         As of the date hereof, there are 5,300,000 shares of Common Stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the Securities Act). The Company has not agreed to register any shares of Common Stock under the Securities Act for sale by security holders.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

Holders of Record

         As of August 16, 2004, there were approximately 160 holders of record of our Common Stock and approximately 160 beneficial owners.

Dividends

         We have not paid any cash dividends on its common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

         During the period covered by this Report, we did not issue any securities that were not registered under the Securities Act of 1933 other than issuances reported on Form 10-QSB or Form 8-K.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was formed in Delaware on July 23, 1998. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. On December 12, 2003, the Company formed a wholly owned subsidiary in Delaware, Renewable Assets, Inc. ("RAI"), through which we now conduct our business of marketing previously owned photocopy machines. On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 20, 2004. It is expected that the spin-off will be completed on or before October 31, 2004, but it could be delayed.

Through our wholly owned limited liability company, Advanced Imaging Systems, LLC, acquired in July, 2003 as a result of a reverse merger, the Company is also engaged in the design, manufacture and marketing of plastic and paper card products, including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards.

As discussed below, fiscal 2003 was characterized by a significant increase in revenues over fiscal 2002, which revenues were more than offset by increases both in the cost of goods sold and general and administrative expenses, resulting in a net loss of $605,861 in fiscal year 2003, as compared to a net profit of $334 in fiscal 2002.

Results of Operations

Sales

Sales for the year ended December 31, 2003 ("Fiscal 2003") were $3,524,948 as compared to sales of $987,190 for the year ended December 31, 2002 ("Fiscal 2002"), an increase of approximately 257%. Such increase in sales is primarily attributable to the Company's wholly owned limited liability company, Advanced Imaging Systems, LLC ("AIS"), not having commenced operations until June 2002, and having generated only negligible sales prior to the fourth quarter of Fiscal 2002. Substantially all of the sales in Fiscal 2003 and Fiscal 2002 were attributable to AIS.

Gross Profit

Gross Profit as a percentage of sales ("gross margin") decreased to approximately 21% in Fiscal 2003 from approximately 33% in Fiscal 2002. Such decline in gross margin was primarily attributable to (i) the poorly defined product pricing system in use by AIS and (ii) inventory obsolescence and spoilage that was caused by product overruns, printing errors and discontinued marketing programs, all of which resulted in an inventory write off of $258,000 during the fourth quarter of Fiscal 2003.

To improve future performance and increase its gross profit margin, AIS has modified its cost accounting system in order to more accurately accumulate production and overhead costs, thereby assisting management in determining break-even analysis and product pricing. In addition, AIS has aggressively negotiated more favorable pricing on many of the components of the cost of goods sold, instituted price increases on its lower margin products and adjusted its product mix to increase the percentage of sales derived from higher margin products.

General and Administrative Expenses

General and administrative expenses ("G&A") were $1,346,834, or approximately 38% of net sales in Fiscal 2003 as compared to $329,545, or approximately 33% of net sales in Fiscal 2002. Such increase in G&A as a percentage of net sales was primarily attributable to the increase in certain costs and expenses incurred in fiscal 2003 relating to the Company being a reporting issuer and the reverse merger with AIS.

Other Expenses

Interest expense in Fiscal 2003 increased to $15,750 from $3,264 in fiscal 2002. Such increase was primarily attributable to the additional indebtedness incurred by AIS during Fiscal 2003.

Liquidity and Capital Resources

The Company financed its operations during fiscal 2003 through revenues from operations, shareholder advances of $917,742, and the sale of $535,000 of 6% Series A Exchangeable Notes by its wholly owned limited liability company, AIS. As of December 31, 2003, the Company's principal sources of liquidity consisted of cash of $16,753 and accounts receivable of $451,196. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future assuming the Company returns to profitable operations as expected. Despite the efforts of the Company, no assurance, can be given, however, that the operations of AIS will return to profitability. To expand operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we will be unable to expand our operations and may have to curtail certain of its activities.


ITEM 7.        FINANCIAL STATEMENTS

         Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable

ITEM 8A.       CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls
                  ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III
                                    --------

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Directors


              Our executive officer and directors are identified in the table below. Our executive officer serves at the pleasure of our board of directors and each of our directors serves until his successor is elected and qualified.

--------------------------------------------------------------------------------------------------------
                                            Year Became an
                                              Executive
                 Name               Age    Officer/Director                  Positions
                 ----               ---    ----------------                  ---------
--------------------------------------------------------------------------------------------------------
             C. Leo Smith           36           2003                Director, President, Chief
                                                                    Executive and Chief Financial
                                                                              Officer
--------------------------------------------------------------------------------------------------------
           Alex Sarafianos          41           2003                         Director
--------------------------------------------------------------------------------------------------------

         (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

         (b) The following brief biographies contain information about our directors and our executive officer. The information includes each person's principal occupations and business experience for at least the past five years. This information has been furnished to us by the individuals named. There are no family relationships known to us between the directors and executive officer. We do not know of any legal proceedings known to us that are material to the evaluation of the ability or integrity of any of the directors or executive officer.

         C. Leo Smith ("Smith"), 36, Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer, has served as the Manager of AIS since its inception. From November 1991 until April 2002, he was the Chief Executive Officer of Smith International Enterprises, Inc (d/b/a Ameriplast Manufacturing), a privately owned manufacturer of pre-paid telephone calling cards. In April 2002, the company was sold to Signature Graphics Inc., a private company. Smith earned a B.A. degree from Florida State University.

         Alex Sarafianos ("Sarafianos"), 41, Director, has served since April 2000 to the present as Senior Vice president and National Sales Director of AmSouth Funds of AmSouth Bank. From October 1994 to March 2000, he was Vice President and Senior Funds Wholesaler of BISYS Fund Services. Mr. Sarafianos earned a Bachelor of Business Administration degree from Mercer University.

         (c) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

         (d) None of our directors received any additional compensation for his services as a Director. Non-management directors receive no salary for their services as such, but may participate in our incentive compensation program. The board of directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the board of directors and committees thereof.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2003 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2003, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10.        EXECUTIVE COMPENSATION

Compensation

         The following Summary Compensation Table sets forth the compensation during the last fiscal year of each of the Chief Executive Officer, our only executive officer. In the three years prior to the Exchange, none of our officers received compensation.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
                                                                       Annual Compensation
--------------------------                         -------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            Name
            And
          Principal                                                                              Other
          Position               Year                Salary                 Bonus         Annual Compensation
                                                       ($)                   ($)                ($) (1)

----------------------------------------------------------------------------------------------------------------
        C. Leo Smith             2003                55,000                 4,250                 7,200
----------------------------------------------------------------------------------------------------------------

(1)      Represents automobile and telephone allowances.

Compensation Pursuant to Plans

         In October 2003, we approved the Program. The Program provides for the grant of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs," and collectively with ISOs, "Options"), restricted stock grants, including, but not limited to, unrestricted stock grants ("Unrestricted Stock Awards," and collectively with Options, Restricted Stock Awards and other Common Stock based Awards, "Awards") as approved by the Board or a committee thereof (the "Committee"). ISOs granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). NQSOs granted under the Program are intended not to qualify as incentive stock options under the Code.

         The total number of shares of the Company's Common Stock that may be issued under the Program upon the exercise of all Option granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of Restricted Stock Awards and/or Unrestricted Stock Awards may not exceed 6,000,000, of which 1,000,000 shares shall be available for issuance under ISOs and 5,000,000 shares shall be available for issuance under NQSOs, Restricted Stock Awards and/or Unrestricted Stock Awards.

         No stock options were granted under the Program in 2003. In December 2003, awards of restricted stock of an aggregate of 172,500 shares of our Common Stock were made to various employees and one director, all of which have now vested.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information available to us, as of August 16, 2004 with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

       Name and Address of Beneficial Owner (1)           Shares of Common           Percentage (%) of Common
       ------------------------------------               ----------------           ------------------------
                                                            Stock Owned(2)                  Stock (2)
                                                            -----------                     -----
Sarah Cinnante(3)                                             1,200,000                     20.49%
Michael D'Angelo(3)                                           1,200,000                     20.49%
Laura Palisa Mujica(4)                                        1,200,000                     20.49%
Lara Nicole Sarafianos(5)                                     1,200,000                     20.49%
Alicia M. LaSala(6)                                             425,000(7)                   7.62%(7)
Alfred M. Schiffrin(8)                                          410,000                      7.05%
Alex Sarafianos(9)                                               25,000(10)                  0.43%(10)
C. Leo Smith(3)                                                       0(11)                  0 (11)
Susan Archer(3)                                                 130,000                      2.16%
All officers and directors as a group                           155,000(11)                  2.54%(11)
(three) persons(11)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.

(2)      Percentages are approximate.

(3) The business address of the stockholder, director or officer, as the case may be, noted above is 6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309.

(4) The address of the stockholder noted above is 824 S.E. 8th Street, Ft. Lauderdale, FL 33316.

(5) The address of the stockholder noted above is 4440 N.E. 22nd Avenue, Lighthouse Point, FL 33064.

(6) The address of the stockholder noted above is 6674 Serena Lane, Boca Raton, FL 33433.

(7) Includes 20,000 shares of Common Stock owned of record by a trust for the benefit of Mrs. LaSala's minor child of which her husband is the sole trustee, and 25,000 shares of Common Stock owned of record by her husband. Mrs. LaSala disclaims beneficial ownership of such shares.

(8) The business address of the stockholder noted above is 7040 W. Palmetto Park Road, Building 4, # 572, Boca Raton, FL 33433. Prior to the Exchange, Mr. Schiffrin was the sole director and officer of the Company.

(9) The address of the director noted above is 16008 Willmington Place, Tampa FL 33647.

(10) Excludes all shares owned by Lara Nicole Sarafianos. Mr. Sarafianos is the brother-in-law of Mrs. Sarafianos and disclaims beneficial ownership of all shares owned by Mrs. Sarafianos.

(11) Excludes 1,200,000 shares owned by the mother of Mr. Smith, Laura Palisa Mujica. Mr. Smith disclaims beneficial ownership of such shares.



ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest. None of our officers and directors are related.

         On April 2, 2003, AIS entered into a Management Services Agreement, dated as of April 1, 2003 (the "Services Agreement"), with Parkview Group, Inc., a company wholly owned by Alicia LaSala, a shareholder of the Company listed above, and of which Mrs. LaSala is the sole director and officer. The Services Agreement provides that Mrs. LaSala will provide AIS with certain specified advisory services for a period of three years in exchange for a monthly fee of $5,000. The Services Agreement was amended as of November 1, 2003, to increase the monthly payment to $6,500 and to provide for reimbursement of certain expenses. The Services Agreement was further amended as of March 1, 2004 to reduce the monthly fee to $5,100.

         On July 15, 2003, AIS entered into a three year employment agreement with Susan Archer, who on the Exchange Date became the Company's Treasurer and Secretary. The agreement provides for a base salary of $52,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary.

         On July 15, 2003, AIS entered into a three year employment agreement with Steven Cinnante, whose emancipated daughter, Sarah Cinnante, is a shareholder of the Company. The agreement provides for a base salary of $91,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary.

         On July 15, 2003, AIS entered into a three year employment agreement with Michael D'Angelo, a shareholder of the Company. The agreement provides for an annual salary of $46,800.

         On July 15, 2003, AIS entered into a three year employment agreement with George Sarafianos, the husband of Lara Nicole Sarafianos, a shareholder of the Company. The agreement provides for a base salary of $89,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary.

         On July 15, 2003, AIS entered into a three year employment agreement with C. Leo Smith, who on the Exchange Date became the Company's President, Chief Executive Officer, Chief Financial Officer and a director designee. Smith is also the son of Laura Palisa Mujica, a shareholder of the Company. The agreement provides for a base salary of $93,000 per annum plus an annual cumulative annual cost of living adjustment equal to 5% of the base salary.

         Each of the above employment agreements is terminable by AIS without cause upon notice and, in any event, AIS' obligation is to continue paying such terminated employee his or her salary at the rate then in effect for a period of three months.

         During 2003, the Company received $917,752 working capital advances from shareholders, of which $856,987 was repaid as of December 31, 2003. The advances are short-term and bear no interest.

         Sales to customers related to employees of the Company amounted to $263,310 in 2003 and $38,271 in 2002.

         During the periods ended December 31, 2003 and 2002, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $23,255 and $12,450, respectively.

         In September 2003, the Company formed a wholly-owned subsidiary, Accurate Images, Inc., to sell commercial printing. The entity was operated as a joint venture with the Company's major printing supplier. Accurate Images, Inc. paid the co-joint venture partner $96,761 for printing. The joint venture was terminated during 2003 due to lack of commercial printing sales.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements

         Consolidated Balance Sheet at December 31, 2003;
         Consolidated Statements of Operations for the years ended December 31, 2003 and 2002;
         Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2003 and 2002;
         Consolidated Statements of Cash Flows from Inception (June 7, 2002) through December 31, 2003;
         Notes to Financial Statements.

         (a) (2)  Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------
3.1(1)                Articles of Incorporation*

3.1(2)                Certificate of Amendment to Articles of Incorporation**

3.2                   Registrant's By-laws*

10.1 Amendment, dated as of November 1, 2003, to the Management Services Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc.

10.2 Second Amendment, dated as of March 1, 2004, to the Management Service Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc.

23.1                  Consent of Independent Auditor

31.1 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

-------------------
         * Incorporated by reference to Registrant's Registration Statement on Form 10-SB.

         ** Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on September 19, 2003.

         b)       Reports on Form 8-K

                  Registrant filed a Current Report on form 8-K on August 15,2003 relating to a change of control and the acquisition of all of the membership interests of Advanced Imaging Systems, LLC.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees

         The aggregate fees billed for each of fiscal 2003 and fiscal 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $53,902 and $21,045, respectively.

         (b) Audit-Related Fees

         No fees were billed in each of fiscal 2003 and fiscal 2002 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

         (c) Tax Fees

         No fees were billed in fiscal 2003 or fiscal 2002 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

         (d) All Other Fees

         No fees were billed in each of fiscal 2003 and fiscal 2002 for products and services provided by the principal accountant.

         (e) The Company did not have an audit committee during fiscal 2003 or fiscal 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    August 25, 2004
                                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                       By: /s/ C. LEO SMITH
                                           -------------------------------------
                                           Name:   C. Leo Smith
                                           Title:  President, Chief Executive
                                                   Officer and Chief Financial
                                                   Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                     Title                                               Date
---------                     -----                                               ----

/s/ C. LEO SMITH              President, Chief Executive Officer, Chief           August 25, 2004
-------------------------     Financial Officer and Director
C. Leo Smith


/s/ SUSAN E. ARCHER           Controller, Treasurer and Secretary                 August 25, 2004
-------------------------
Susan E. Archer


/s/ ALEX SARAFIANOS           Director                                            August 25, 2004
-------------------------
Alex Sarafianos

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                              FINANCIAL STATEMENTS







                                TABLE OF CONTENTS





Independent Auditor's Report                                               F-1

Consolidated Balance Sheet                                                 F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statement of Shareholders' Deficiency                         F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Financial Statements                                              F6-17

The Board of Directors and Shareholders
International Imaging Systems, Inc. and Subsidiaries
(Successor to A.M.S. Marketing, Inc.)
Ft. Lauderdale, Florida

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



I have audited the accompanying balance sheet of International Imaging Systems, Inc. and Subsidiaries (Successor to A.M.S. Marketing, Inc.) as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year ended December 31, 2003 and from inception (June 7, 2002) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Systems, Inc. and Subsidiaries (Successor to A.M.S. Marketing, Inc.) as of December 31, 2003, and the results of operations and its cash flows for the year then ended and from inception (June 7, 2002) through December 31, 2002 in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has suffered a substantial net loss from operations, has negative working capital and a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
June 18, 2004

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $    16,753
    Accounts Receivable - Net of Allowance for Doubtful
        Accounts of $53,108                                             451,196
    Inventories                                                         154,530
                                                                    -----------
        TOTAL CURRENT ASSETS                                            622,479

PROPERTY AND EQUIPMENT                                                  212,074

OTHER ASSETS:
    Security Deposits                                                     3,700
                                                                    -----------

TOTAL ASSETS                                                        $   838,253
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                         $   127,552
    Accounts Payable                                                    562,220
    Accrued Expenses                                                     45,233
    Customer Deposits                                                    26,492
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                       761,497

NOTES PAYABLE - Non-Current                                             580,120
                                                                    -----------

TOTAL LIABILITIES                                                     1,341,617
                                                                    -----------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,028,700 Shares Issued and Outstanding               6,029
    Additional Paid-In Capital                                           96,134
    Accumulated Deficit                                                (605,527)
                                                                    -----------
                TOTAL SHAREHOLDERS' DEFICIENCY                         (503,364)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   838,253
                                                                    ===========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 2003 AND
             FROM INCEPTION (JUNE 7, 2002) THROUGH DECEMBER 31, 2002



                                                        2003            2002
                                                    ------------    ------------

NET SALES                                           $  3,524,948    $    987,190

COST OF GOODS SOLD                                     2,783,975         657,311
                                                    ------------    ------------

GROSS PROFIT                                             740,973         329,879

GENERAL AND ADMINISTRATIVE EXPENSES                    1,346,834         329,545
                                                    ------------    ------------

NET PROFIT OR LOSS                                  $   (605,861)   $        334
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
        Basic                                          5,170,815       4,618,535
                                                    ------------    ------------
        Diluted                                        5,170,815       4,618,535
                                                    ------------    ------------

NET (LOSS) PER COMMON SHARE:
    Basic                                           $       (.12)   $         --
                                                    ============    ============
    Diluted                                         $       (.12)   $         --
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
                              DECEMBER 31, 2003 AND
             FROM INCEPTION (JUNE 7, 2002) THROUGH DECEMBER 31, 2002

                                    PREFERRED STOCK          COMMON STOCK
                                    $.001 PAR VALUE         $.001 PAR VALUE      ADDITIONAL                PRE-MERGER
                                 ----------------------  ----------------------   PAID-IN    (ACCUMULATED   MEMBERS'
                                   SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT)     CAPITAL       TOTAL
                                 ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
BALANCE - June 7, 2002                   --  $       --          --  $       --  $       --   $       --   $       --   $       --

   MEMBERS' CAPITAL
   CONTRIBUTIONS                                                                                               84,772       84,772
   NET INCOME PERIOD                                                                                 344                       334
                                 ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------


BALANCE - December 31, 2002              --          --          --          --          --          344       84,772       85,106

   RECAPITALIZATION OF
   SHAREHOLDERS' EQUITY IN
   CONNECTION WITH MERGER
   OF A.M.S. MARKETING, INC
   AND ADVANCED IMAGING
   SYSTEMS, LLC                          --          --   4,656,200       4,656      (1,088)          --           --        3,568

   COMMON STOCK ISSUED IN
   CONNECTION WITH MERGER                                 1,200,000       1,200      (1,200)                                    --

   RECLASSIFICATION OF
   (PRE-MERGER) MEMBERS'
   EQUITY TO ADDITIONAL
   PAID-IN CAPITAL                                                                   84,772                   (84,772)          --

   COMMON STOCK ISSUED FOR
   CONSULTING SERVICES                                        6,000           6       2,994                                  3,000

   "EQUITY INCENTIVE PROGRAM" -
   COMMON STOCK ISSUED                                      166,500         167      10,656                                 10,823

   NET (LOSS) FOR PERIOD                                                                        (605,861)                 (605,861)
                                 ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------

   BALANCE - DECEMBER 31, 2003   $       --  $       --  $6,028,700  $    6,029  $   96,134   $ (605,527)  $       --   $ (503,364)
                                 ==========  ==========  ==========  ==========  ==========   ==========   ==========   ==========

See Accompanying notes to consolidated statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FROM INCEPTION (JUNE 7, 2002) THROUGH DECEMBER 31, 2002

                                                              2003            2002
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                     $   (605,861)   $        334
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable         53,108              --
            Depreciation                                        47,628          20,312
            Net Assets of Company Acquired                       3,568              --
            Non-Cash Stock Compensation                         13,656              --
    Change in Operating Assets and Liabilities:
        Accounts Receivable                                   (286,134)       (218,170)
        Loans to Officers                                        2,769          (2,769)
        Inventories                                             10,177        (164,707)
        Security Deposits                                           --          (3,700)
        Accounts Payable                                       280,074         282,146
        Accrued Expenses                                        21,813          23,420
        Customer Deposits                                       15,387          11,105
                                                          ------------    ------------
              NET CASH (USED) BY OPERATING ACTIVITIES         (443,815)        (52,029)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for Property and Equipment                    (65,280)       (214,734)
                                                          ------------    ------------
              NET CASH (USED) BY INVESTING ACTIVITIES          (65,280)       (214,734)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                 1,452,751         197,000
    Repayment of Borrowings                                   (930,932)        (11,147)
    Proceeds from Stock Issuance                                   167              --
    Equity Contributions by Members                                 --          84,772
                                                          ------------    ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES        521,986         270,625
                                                          ------------    ------------

NET INCREASE IN CASH                                            12,891           3,862

CASH - Beginning of Period                                       3,862              --
                                                          ------------    ------------

CASH - End of Period                                      $     16,753    $      3,862
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                         $     15,750    $      3,264
                                                          ============    ============
    Income Taxes Paid                                     $         --    $         --
                                                          ============    ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

           Nature of Operations:
               A.M.S. Marketing, Inc. was incorporated in the State of Delaware on July 23, 1998. In October, 2003, the Company changed its name to International Imaging Systems, Inc.

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

               For accounting purposes, "AIS" is considered to be the acquirer and "AMS", the acquired entity. The business combination is considered to be a "reverse merger" since the former owners of "AIS" now control more than 50% of "AMS" as a result of the merger. The effect of this transaction reflects historical values of assets and liabilities of the combined entities with a recapitalization of "AMS" shareholders' equity.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

           Financial Instruments:
               The carrying values of cash, accounts receivable, accounts payable, and notes payable approximate fair value at December 31, 2003.

           Inventories:
               Inventories are valued at the lower of the first-in, first-out cost or market with respect to direct material costs. Capitalized overhead costs are determined on the basis of average costs.

           Property and Equipment:
               Property and equipment are recorded at cost, less depreciation. The carrying value of property and equipment is assessed when factors indicating impairment is present. If impairment is present, the assets are reported at the lower of carrying value or fair value. The Company determines fair value by obtaining market quotes for replacement property. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives. The depreciation of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs are expensed as incurred.

           Sales:
               Revenue is recognized when materials are shipped. Reported sales are arrived at by deducting discounts and return allowances.

           Advertising:
               Advertising costs are expensed as incurred.

           Income Taxes:
               Deferred taxes are provided for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

           Earnings or (Loss) Per Common Share:
               Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note J) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the year ended December 31, 2003 because their effect would have been anti-dilutive.

           Recent Accounting Pronouncements:
               In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", which provides guidance on the identification of and reporting for variable interest entities, including the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company beginning January 1, 2004. This statement was effective for the Company beginning January 1, 2004 and is not expected to have an impact on the Company.


NOTE B  -  INVENTORIES -

           Inventories consists of the following at December 31, 2003:

                       Raw Materials                      $    31,318
                       Work in Process                        123,212
                                                          -----------
                                                          $   154,530
                                                          ===========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE C  -  PROPERTY AND EQUIPMENT -

           Property and equipment consists of the following at December 31, 2003:

                     Furniture and Fixtures                   $    37,924
                     Machinery and Equipment                      179,879
                     Leasehold Improvements                        62,211
                                                              -----------
                                                                  280,014
                     Accumulated Depreciation                     (67,940)
                                                              -----------
                                                              $   212,074
                                                              ===========


NOTE D  -  STOCK COMPENSATION PLAN -

           The Company's 2003 Equity Incentive Program (the "Program") was adopted by the Board of Directors and approved by shareholders in August, 2003. The "Program" provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards. Certain awards are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). Other awards granted under the "Program" are not intended to qualify as incentive stock options under the "Code".

           The total number of shares of the Company's common stock that may be issued during the first year under the "Program" may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants. The total number of shares may be increased annually based upon the total number of common shares outstanding in subsequent years.

           As of December 31, 2003, no stock options were granted under the Program. 172,500 common shares were issued to employees and consultants during 2003. The fair value of the shares issued amounted to $13,823 and is included in General and Administrative Expenses in the accompanying Consolidated Statement of Operations.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE E  -  COMMON AND PREFERRED STOCK -

           Pursuant to a resolution by the Board of Directors and ratification by a majority of the shareholders, in October 2003 the Company amended its Certificate of Incorporation to increase the total number of authorized shares to 30,000,000 consisting of 1,000,000 shares of preferred stock and 29,000,000 shares of common stock.

           At December 31, 2003 no shares of preferred stock were issued or outstanding. Additionally, the Board of Directors has not designated any voting powers, preferences, participation rights or other special rights relating to the preferred stock.


NOTE F  -  CONCENTRATION OF RISK -

           Customers:
               Six of the Company's major customers account for 53% and 60% of sales revenues in 2003 and 2002, respectively. Sales to a single customer amounted to 28% and 30% of sales in 2003 and 2002, respectively.

           Suppliers:
               The Company is dependent upon a limited number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.


NOTE G  -  COMMITMENTS -

           Rent:
               The Company leases its general office and production facilities. Rental expense amounted to $45,610 in 2003 and $17,923 in 2002. The Company is committed to total minimal annual rental payments as follows:

                                  2004        $45,185
                                  2005        $18,125

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE G  -  COMMITMENTS - (continued) -

           Consulting Agreement:
               In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $6,700 plus expense reimbursements through March, 2004 and $5,500 thereafter.

           Employment Agreements:
               In July, 2003, the Company entered into three year employment contracts with five individuals considered to be key employees. The contracts provide for annual remuneration aggregating approximately $372,000 with cost of living increases in the last two years of the contracts. In addition, the contracts provide for expense account allowances aggregating to $30,000 annually.


NOTE H  -  PRO FORMA MERGER INFORMATION -

           Unaudited pro forma operating results for the Company, assuming the merger of International Imaging Systems, Inc. (successor to A.M.S. Marketing, Inc.) and Advanced Imaging Systems, LLC occurred at the beginning of each period presented are as follows:

                                                        2003            2002
                                                     ----------      ----------

              Net Sales                              $3,529,448      $  994,190
                                                     ----------      ----------

              Net (Loss)                             $ (609,429)     $  (86,811)
                                                     ----------      ----------

              Basic (Loss) Per Common Share          $     (.12)     $     (.02)
                                                     ----------      ----------

              Diluted (Loss) Per Common Share        $     (.12)     $     (.02)
                                                     ----------      ----------

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE I  -  RELATED PARTY TRANSACTIONS -

           Shareholder Advances:
               During 2003, the Company received $917,752 working capital advances from shareholders, of which $856,987 was repaid as of December 31, 2003. The advances are short-term and bear no interest.

           Sales:
               Sales to customers related to employees of the Company amounted to $263,310 in 2003 and $38,271 in 2002.

           Promotional Fees:
               During the periods ended December 31, 2003 and 2002, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $23,255 and $12,450, respectively.

           Joint Venture:
               In September 2003, the Company formed a wholly-owned subsidiary, Accurate Images, Inc., to sell commercial printing. The entity was operated as a joint venture with the Company's major printing supplier. Accurate Images, Inc. paid the co-joint venture partner $96,761 for printing. The joint venture was terminated during 2003 due to lack of commercial printing sales.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J -   NOTES PAYABLE -

           Notes payable consist of the following at December 31, 2003:

              12% Note Payable - Shareholder - Due in monthly
              installments of $3,500, including interest through
              August, 2004                                            $  30,734

              12% Note Payable - Shareholder - Due in monthly
              installments of $2,335, including interest through
              November, 2004                                             21,245

              6% Note Payable - Shareholder - Due in monthly
              installments of $1,500, including interest through
              August, 2007                                               59,928

              Demand Loans Payable - Shareholders - Working capital
              advances bearing no interest and expected to be
              repaid within one year                                     60,765

              6% Exchangeable Notes Payable - Maturing at various
              times through December, 2005. The notes may be
              exchanged for common stock at maturity, at the
              discretion of the lenders based upon an exchange
              price of $.50 per common share for each dollar owed.
              Included in this amount are notes to shareholders
              amounting to $105,000.                                    535,000
                                                                      ---------
                                                                        707,672
              Deduct Current Portion                                   (127,552)
                                                                      ---------
                                                                      $ 580,120
                                                                      =========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J -   NOTES PAYABLE - (continued) -

           The Company has pledged substantially all production machinery and equipment as collateral on the notes owing to officers and shareholders.

           Interest expense amounted to $28,392 in 2003 and $3,263 in 2002.

           The maturities of notes and loans payable for each of the succeeding five years subsequent to the current year are as follows:

                        2004                      $    127,552
                        2005                           550,720
                        2006                            16,690
                        2007                            12,710
                        2008                                --


NOTE K  -  INCOME TAXES -

           The Company has a net operating loss carryforward of approximately $530,000, which may be carried forward through the year 2023, to offset future taxable income.

           Deferred tax assets, amounting to approximately $230,000, relating to the potential tax benefit of future tax deductions was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

                     Accounts Receivable Allowance                $   20,978
                     Net Operating Loss Carryforward                 209,492
                                                                  ----------

                              Total Deferred Tax Assets              230,470

                     Valuation Allowance                            (230,470)
                                                                  ----------

                     Net Deferred Tax Assets                      $       --
                                                                  ==========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE L  -  SUBSEQUENT SPIN-OFF -

           On December 12, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the promotional services line of the business from the predecessor company, A.M.S. Marketing, Inc. The promotional services line of the business consists of marketing pre-owned photocopy machines.

           The chief executive officer of Renewable Assets, Inc. is also a shareholder and creditor of International Imaging Systems, Inc.

           On April 13, 2004, the Board of Directors approved a spin-off of Renewable Assets, Inc. to International Images, Inc.'s shareholders of record on April 14, 2004.

           At December 31, 2003, Renewable Assets, Inc. had no assets or liabilities. The results of the photocopy division operations for the year ended December 31, 2003 are not presented in the consolidated financial statements of International Imaging Systems, Inc. and Subsidiaries because the photocopy division conducted no transactions from the date of the "Reverse Merger" with A.M.S. Marketing, Inc. through December 31, 2003. Accordingly, a presentation of Discontinued Operations as required under Financial Accounting Standards Board Statement 144 is not presented in the accompanying consolidated financial statements.


NOTE M  -  MATERIAL FOURTH QUARTER ADJUSTMENTS -

           The accompanying statement of operations for the year ended December 31, 2003 reflects a net loss of $605,861. Third quarter results of operations reflected a year to date net profit of $10,676.

           The Company incurred losses, amounting to approximately $258,000, due to the write off of obsolete inventory in the fourth quarter. The inventory principally related to a former customer that accounted for 28% of the Company's annual sales. In addition, a $28,000 provision for uncollectible accounts resulted from loss of the customer.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M  -  MATERIAL FOURTH QUARTER ADJUSTMENTS - (continued) -

           The Company's venture into the commercial printing market accounted for additional fourth quarter losses of approximately $40,000.

           Professional and consulting fees increased by approximately $175,000 resulting from the Company's activities relating to the spin-off, exchangeable notes, contractual commitments arising from the reverse merger and efforts to obtain suitable merger candidates.

           Additional administrative payroll of approximately $32,000 was incurred in the fourth quarter.

           Fourth quarter net sales were approximately $984,000. However, the Company's gross profit margin declined by approximately $150,000. This was due in part to the year end inventory write-off mentioned above, and diminished gross profit margins realized on sales in the fourth quarter.

           Management has implemented inventory controls to monitor the extent of obsolete and unusable inventory and has restructured its pricing policies in 2004.


NOTE N  -  NON-MONETARY TRANSACTIONS -

           During 2003, the Company sold finished manufactured goods to certain suppliers for non-cash consideration amounting to $32,123. Payment was received in the form of supplies and materials. The transactions were valued at the Company's customary selling prices.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE O  -  GOING CONCERN -

           A net loss from operations, negative working capital, and a capital deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps to achieve profitable operations by restructuring its sales pricing policies and production methods. In addition, the Company is pursuing negotiations with private and institutional lenders to secure additional working capital in the form of some combination of equity and debt. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.