Form 10QSB
period 2004-03-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2004-11-17
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       Or

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER: 0-25413

                       INTERNATIONAL IMAGING SYSTEMS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


                   DELAWARE                           65-0854589
        (State or Other Jurisdiction                (IRS Employer
      of Incorporation or Organization)           Identification No.)


                6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309
                    (Address of Principal Executive Offices)

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

                               Yes [_]     No [x]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 16, 2004, the registrant had 6,028,700 shares of common stock outstanding.

                      INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2004

                                      Index

                                                                            Page
                                                                          Number
PART I                        FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheet as of March 31, 2004 (unaudited)       1

           Consolidated Statements of Operations for the three
           months ended March 31, 2004 and 2003 (unaudited)                  2

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2004 and 2003 (unaudited)                         3

           Notes to Consolidated Financial Statements                        4

Item 2     Management's Discussion and Analysis or Plan of Operation        12

Item 3     Controls and Procedures                                          13

PART II

Item 1     Legal Proceedings                                                15
Item 2     Changes in Securities                                            15
Item 3     Defaults Upon Senior Securities                                  15
Item 4     Submission of Matters to a Vote of Security Holders              15
Item 5     Other Information                                                15
Item 6     Exhibits and Reports on Form 8 - K                               15
Signature                                                                   16
Exhibit 31.1                                                                17
Exhibit 32.1                                                                19

                                     PART I
                              FINANCIAL INFORMATION

Item 1  Financial Statements

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

ASSETS

CURRENT ASSETS:
    Accounts Receivable - Net of Allowance for Doubtful
        Accounts of $53,108                                         $   515,780
    Inventories                                                         177,051
    Net Assets of Discontinued Operations                                 1,200
                                                                    -----------
        TOTAL CURRENT ASSETS                                            694,031

PROPERTY AND EQUIPMENT                                                  198,727

OTHER ASSETS:
    Security Deposits                                                     3,700
                                                                    -----------

TOTAL ASSETS                                                        $   896,458
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                         $   167,858
    Accounts Payable                                                    608,062
    Accrued Expenses                                                     68,958
    Customer Deposits                                                    22,745
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                       867,623

NOTES PAYABLE - Non-Current                                             577,567
                                                                    -----------

TOTAL LIABILITIES                                                     1,445,190
                                                                    -----------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                      --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,028,700 Shares Issued and Outstanding               6,029
    Additional Paid-In Capital                                           96,134
    Accumulated Deficit                                                (650,895)
                                                                    -----------
                TOTAL SHAREHOLDERS' DEFICIENCY                         (548,732)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   896,458
                                                                    ===========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                        2004             2003
                                                    -----------      -----------

NET SALES                                           $   906,605      $   847,508

COST OF GOODS SOLD                                      648,193          533,202
                                                    -----------      -----------

GROSS PROFIT                                            258,412          314,306

GENERAL AND ADMINISTRATIVE EXPENSES                     304,980          276,225
                                                    -----------      -----------
INCOME OR (LOSS) FROM CONTINUING
    OPERATIONS                                          (46,568)          38,081

INCOME FROM DISCONTINUED OPERATIONS -
    Net of Tax                                            1,200             --
                                                    -----------      -----------

NET PROFIT OR (LOSS)                                $   (45,368)     $    38,081
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
        Basic                                         6,028,700        4,656,200
                                                    -----------      -----------
        Diluted                                       6,028,700        4,656,200
                                                    -----------      -----------

NET (LOSS) PER COMMON SHARE:
    Basic                                           $     (.007)     $      .008
                                                    ===========      ===========
    Diluted                                         $     (.007)     $      .008
                                                    ===========      ===========


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                 2004          2003
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                         $  (45,368)   $   38,081
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable          (28,784)         --
            Depreciation                                          13,347        10,610
            Net Assets of Discontinued Operations                 (1,200)       (3,281)
    Change in Operating Assets and Liabilities:
        Accounts Receivable                                      (35,800)      (56,662)
        Inventories                                              (27,521)      (64,209)
        Accounts Payable                                          45,841        59,271
        Accrued Expenses                                          23,723          (447)
        Customer Deposits                                         (3,747)       (4,714)
                                                              ----------    ----------
              NET CASH (USED) BY OPERATING ACTIVITIES            (54,509)      (21,351)
                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for Property and Equipment                         --         (13,951)
                                                              ----------    ----------
              NET CASH (USED) BY INVESTING ACTIVITIES               --         (13,951)
                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                     195,600        45,377
    Repayment of Borrowings                                     (157,844)      (17,505)
                                                              ----------    ----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES           37,756        27,872
                                                              ----------    ----------

NET (DECREASE) IN CASH                                           (16,753)       (7,430)

CASH - Beginning of Period                                        16,753         7,430
                                                              ----------    ----------

CASH - End of Period                                          $     --      $     --
                                                              ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                             $    9,818    $    4,127
                                                              ==========    ==========
    Income Taxes Paid                                         $     --      $     --
                                                              ==========    ==========

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

               The Company, through its wholly-owned subsidiary, Advanced Imaging Systems, LLC ("AIS"), is principally engaged in the manufacture and sale of telephone credit cards, check cashing cards and security cards of all types. The Company markets such products domestically and abroad. The Company also markets pre-owned, brand name photocopier machines for an unrelated party (see Note J).

          Basis of Presentation:
               The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated.

               On July 31, 2003, A.M.S. Marketing, Inc., ("AMS") acquired 100% ownership of "AIS" in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of "AIS" purchased directly from an existing "AMS" shareholder 3,600,000 shares of "AMS" common stock. The combined result of the foregoing transactions is that the previous owners of "AIS" own 81.96% of the outstanding common stock of "AMS".

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

          Financial Instruments:
               The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at March 31, 2004.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

          Earnings or (Loss) Per Common Share:
               Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note J) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the period ended March 31, 2004 because their effect would have been anti-dilutive.


NOTE B -  INVENTORIES -

          Inventories consists of the following at March 31, 2004:


                      Raw Materials                   $  85,321
                      Work in Process                    91,730
                                                      ---------
                                                      $ 177,051
                                                      =========

NOTE C -  PROPERTY AND EQUIPMENT -

          Property and equipment consists of the following at March 31, 2004:

                      Furniture and Fixtures          $   6,045
                      Machinery and Equipment           211,759
                      Leasehold Improvements             62,211
                                                      ---------
                                                        280,015
                      Accumulated Depreciation          (81,288)
                                                      ---------
                                                      $ 198,727
                                                      =========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE D -  STOCK COMPENSATION PLAN -

          The Company's 2003 Equity Incentive Program provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards. Certain awards are intended to qualify as "incentive stock options" within the meaning of the Internal Revenue Code (the "Code"). Other awards granted under the "Program" are not intended to qualify as incentive stock options under the "Code".

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

          As of March 31, 2004, no stock options were granted under the Program.


NOTE E -  CONCENTRATION OF RISK -

          Customers:
               Two of the Company's major customers accounted for 38% of the sales revenues for the three months ended March 31, 2004. Sales to a single customer amounted to 24% of sales for the quarter ended March 31, 2004.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE F -  COMMITMENTS -

          Rent:
               The Company leases its general office and production facilities. Rental expense amounted to $11,296 for the three months ended March 31, 2004. The Company is committed to total minimal annual rental payments through 2005 in the amount of $18,125.

          Consulting Agreement:
               In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $6,700, plus expense reimbursements, through March, 2004 and $5,500 thereafter.

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


NOTE G -  RELATED PARTY TRANSACTIONS -

          Shareholder Advances:
               During 2004, the Company received $195,600 working capital advances from shareholders, of which $152,300 was repaid as of March 31, 2004. The advances are short-term and bear no interest.

          Sales:
               Sales to customers related to employees of the Company amounted to $34,484 and $28,725 for the three months ended March 31, 2004 and 2003, respectively.

          Promotional Fees:
               During the periods ended March 31, 2004 and 2003, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $-0- and $6,250, respectively.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H -  NOTES PAYABLE -

          Notes payable consist of the following at March 31, 2004:

               12% Note Payable - Shareholder - Due in monthly
               installments of $3,500, including interest through
               August, 2004                                           $  27,540

               12% Note Payable - Shareholder - Due in monthly
               installments of $2,335, including interest through
               November, 2004                                            21,245

               6% Note Payable - Shareholder - Due in monthly
               installments of $1,500, including interest through
               August, 2007                                              57,523

               Demand Loans Payable - Shareholders - Working capital
               advances bearing no interest and expected to be repaid
               within one year                                          104,117

               6% Exchangeable Notes Payable - Maturing at various
               times through December, 2005. The notes may be
               exchanged for common stock at maturity, at the
               discretion of the lenders based upon an exchange price
               of $.50 per common share for each dollar owed.
               Included in this amount are notes to shareholders
               amounting to $105,000.                                   535,000
                                                                      ---------
                                                                        745,425
               Deduct Current Portion                                  (167,858)
                                                                      ---------
                                                                      $ 577,567
                                                                      =========

          The Company has pledged substantially all production machinery and equipment as collateral on the notes owing to officers and shareholders.

          Interest expense amounted to $19,196 and $4,127 for the three months ended March 31, 2004 and 2003, respectively.

          The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

              MARCH 31,                                          AMOUNT
              ---------                                          ------

                 2005                                          $167,859
                 2006                                           550,720
                 2007                                            16,690
                 2008                                            10,156
                 2009                                              --

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I -  INCOME TAXES -

          The Company has a net operating loss carryforward of approximately $700,000, which may be carried forward through the year 2024, to offset future taxable income.

          Deferred tax assets, amounting to approximately $275,000, relating to the potential tax benefit of future tax deductions was offset by a valuation allowance due to the uncertainty of profitable operations in the future.


NOTE J -  SUBSEQUENT SPIN-OFF -

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

          At March 31, 2004, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations for the three months ended March 31, 2004 are presented in the consolidated financial statements of International Imaging Systems, Inc. and Subsidiaries as income from Discontinued Operations as required under Financial Accounting Standards Board Statement 144.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K -  NON-MONETARY TRANSACTIONS -

          During the three months ended March 31, 2004, the Company sold finished manufactured goods to certain suppliers for non-cash consideration amounting to $6,300. Payment was received in the form of supplies and materials. The transactions were valued at the Company's customary selling prices.


NOTE L -  GOING CONCERN -

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

Item 2   Management's Discussion and Analysis or Plan of Operation.

Overview
--------

The Company was formed in Delaware on July 23, 1998. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. On December 12, 2003, the Company formed a wholly owned subsidiary in Delaware, Renewable Assets, Inc. ("RAI"), through which we now conduct our business of marketing previously owned photocopy machines. On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. Although the Company expected to complete the spin-off on or before October 31, 2004, it has been delayed due to the inability of the Company to comply timely with its reporting obligations as a public company. It is contemplated that the spin-off will be completed during the first quarter of 2005, but it could be further delayed.

Through our wholly owned limited liability company, Advanced Imaging Systems, LLC ("AIS"), acquired in July, 2003 as a result of a reverse merger, the Company is also engaged in the design, manufacture and marketing of plastic and paper card products, including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards.

As discussed below, the three month period ended March 31, 2004 (the "2004 First Quarter") was characterized by a 6.97% increase in sales as compared to the three month period ended March 31, 2003 (the "2003 First Quarter") offset by increases in costs of goods sold and general and administrative expenses, resulting in a net loss of $45,368 in the 2004 First Quarter as compared to a net profit of $38,081 in the 2003 First Quarter.

Results of Operations
---------------------

Sales

Sales for the 2004 First Quarter 2004 were $906,605 as compared to sales of $847,508 for the 2003 First Quarter, an increase of 6.97%. The Company does not believe that such increase is indicative of any trend but is more related to factors beyond the Company's control, such as customer needs and timing of receipt of orders. Accordingly, comparisons between periods may not be meaningful. Substantially all of the sales in the 2004 First Quarter and the 2003 First Quarter were attributable to AIS.

Gross Profit

Gross Profit as a percentage of sales ("gross margin") decreased to approximately 28.50% in the 2004 First Quarter from approximately 37.09% in 2003 First Quarter. Such decline in gross margin was primarily attributable to the industry wide price contraction that began in the fourth quarter of 2003 and continued into 2004 First Quarter. The Company believes that such contraction is likely to continue for the foreseeable future.

To improve future performance and increase its gross profit margin, AIS has modified its cost accounting system in order to more accurately accumulate production and overhead costs, thereby assisting management in determining break-even analysis and product pricing. In addition, AIS has aggressively negotiated more favorable pricing on many of the components of the cost of goods sold, instituted price increases on its lower margin products and adjusted its product mix to increase the percentage of sales derived from higher margin products. If such actions do not result in improved profit margins, the Company will have to consider other actions, such as ceasing to produce low margin products and the like.

General and Administrative Expenses

General and administrative expenses ("G&A") were $304,980, or approximately 33.64% of net sales in the 2004 First Quarter as compared to $276,225, or approximately 32.59% of net sales in the 2003 First Quarter. Such increase in G&A as a percentage of net sales was primarily attributable to the increase in certain costs and expenses incurred in the 2004 First Quarter relating to the Company being a reporting issuer.

Other Expenses

Interest expense in the 2004 First Quarter increased to $19,196 from $4,127 in the 2003 First Quarter. Such increase was primarily attributable to the additional indebtedness incurred by AIS during the fourth quarter of 2003.

Liquidity and Capital Resources
-------------------------------

The Company financed its operations during the 2004 First Quarter through revenues from operations and shareholder advances of $195,600. As of March 31, 2004, the Company's principal source of liquidity consisted of net accounts receivable of $515,780. Management believes that the funds to be derived such receivables, together with revenues expected to be generated from operations, will be sufficient to finance operations for the foreseeable future, assuming the Company returns to profitable operations and its accounts receivable are timely recognized. Despite the continuing efforts of the Company to achieve profitability, no assurance can be given, however, that the operations of the Company will return to profitability. To expand operations, the Company intends to continue to seek to raise additional capital from both existing and new shareholders. There can be no assurance that the Company will be able to find sources of financing on terms acceptable to the Company, if at all. If the Company is unable to raise additional capital, the Company will be unable to expand its operations and, if losses continue, may have to curtail certain of its activities.

     Item 3   Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

      Within the 90 days prior to the date of this report, International Imaging Systems, Inc. (the "Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

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

               None

      Item 3   Defaults Upon Senior Securities

               None

      Item 4   Submission of Matters to a Vote of Security Holders

               None

      Item 5   Other Information

               None

      Item 6   Exhibits and Reports on Form 8-K

               (a) Exhibits

               31.1. Certification of Principal Executive and Chief Financial
                     Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Principal Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


               (b) Reports on Form 8-K

                     None

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INTERNATIONAL IMAGING SYSTEMS, INC.

Dated: November 16, 2004           By: /s/ C. Leo Smith
                                       ---------------------------
                                           C. Leo Smith
                  Chief Executive Officer, Chief Financial Officer and President