Form 10QSB
period 2004-06-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2004-12-06
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________


                         COMMISSION FILE NUMBER 0-25413
                                                -------


                       INTERNATIONAL IMAGING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                            65-0854589
---------------------------------                           ------------------
  (State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                           Identification No.)


                6689 N.W. 16th Terrace, Fort Lauderdale, FL 33309
                -------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (954) 978-9090
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


          ------------------------------------------------------------
          (Former Name and Former Address of Issuer Since Last Report)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 3, 2004, the Registrant had 6,028,700 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ] No [X]

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2004


                                      INDEX
                                      -----
                                                                          Page
                                                                         Number
                                                                         ------
PART I   FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheet at June 30, 2004                        1

         Consolidated Statements of Operations
          for the three months and six months
          ended June 30, 2004 and June 30, 2003                             2

         Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 2004 and June 30, 2003                                   3

         Notes to Consolidated Financial Statements                         4

Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 12

Item 3 - Controls and Procedures                                           14

PART II

Item 1 - Legal Proceedings                                                 16

Item 2 - Changes in Securities                                             16

Item 3 - Defaults Upon Senior Securities                                   16

Item 4 - Submission of Matters to a Vote of Security Holders               16

Item 5 - Other Information                                                 16

Item 6 - Exhibits and Reports on Form 8-K                                  16

Signature                                                                  17

Exhibit 31.1                                                               18

Exhibit 32.1                                                               20

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:
 Accounts Receivable - Net of Allowance for Doubtful
   Accounts of $24,324                                              $   389,450
 Inventories                                                            127,379
 Net Assets of Discontinued Operations                                    4,869
                                                                    -----------
   TOTAL CURRENT ASSETS                                                 521,698

PROPERTY AND EQUIPMENT                                                  194,647

OTHER ASSETS:
 Security Deposits                                                        3,700
                                                                    -----------

TOTAL ASSETS                                                        $   720,045
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Notes and Loans Payable - Current                                  $   186,711
 Accounts Payable                                                       670,179
 Accrued Expenses                                                        37,836
 Customer Deposits                                                       26,962
                                                                    -----------
   TOTAL CURRENT LIABILITIES                                            921,688

NOTES AND LOANS PAYABLE - Non-Current                                   522,379
                                                                    -----------

TOTAL LIABILITIES                                                     1,444,067
                                                                    -----------
SHAREHOLDERS' DEFICIENCY:
 Preferred Stock - $.001 Par Value - 1,000,000 Shares
   Authorized; -0- Shares Issued and Outstanding                             --
 Common Stock - $.001 Par Value - 29,000,000 Shares
   Authorized; 6,028,700 Shares Issued and Outstanding                    6,029
 Additional Paid-In Capital                                              96,134
 Accumulated Deficit                                                   (826,185)
                                                                    -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                   (724,022)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   720,045
                                                                    ===========

See accompanying notes to consolidated financial statements.


                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                       SIX MONTHS ENDED              THREE MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                  ---------------------------   ---------------------------
                                      2004           2003           2004           2003
                                  ------------   ------------   ------------   ------------
NET SALES                         $  1,611,195   $  1,680,695   $    704,590   $    833,187

COST OF GOODS SOLD                   1,150,101      1,082,201        501,908        548,999
                                  ------------   ------------   ------------   ------------

GROSS PROFIT                           461,094        598,494        202,682        284,188

GENERAL AND ADMINISTRATIVE
  EXPENSES                             683,607        566,484        378,627        290,259
                                  ------------   ------------   ------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                          (222,513)        32,010       (175,945)        (6,071)

INCOME FROM DISCONTINUED
  OPERATIONS                             1,855             --            655             --
                                  ------------   ------------   ------------   ------------

NET INCOME (LOSS)                 $   (220,658)  $     32,010   $   (175,290)  $     (6,071)
                                  ============   ============   ============   ============
BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE                $      (.037)  $       .007   $      (.029)  $      (.001)
                                  ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING:
    Basic and Diluted                6,028,700      4,656,200      6,028,700      4,656,200
                                  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.


                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                          2004           2003
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $   (220,658)  $     32,010
  Adjustments to Reconcile Net Income (Loss)
    to Net Cash (Used) by Operating Activities:
       Depreciation                                         27,594         21,222
       Net Assets of Discontinued Operations                (4,869)        (3,520)
  Change in Operating Assets and Liabilities:
    Accounts Receivable                                     61,746       (100,023)
    Inventories                                             27,151       (186,083)
    Accounts Payable                                       107,959        100,547
    Accrued Expenses                                        (7,397)          (150)
    Customer Deposits                                          470         34,607
                                                      ------------   ------------
         NET CASH (USED) BY OPERATING ACTIVITIES            (8,004)      (101,390)
                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for Property and Equipment                  (10,167)       (13,951)
                                                      ------------   ------------
         NET CASH (USED) BY INVESTING ACTIVITIES           (10,167)       (13,951)
                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings                                 304,500        328,236
  Repayment of Borrowings                                 (303,082)      (220,325)
                                                      ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES           1,418        107,911
                                                      ------------   ------------

NET (DECREASE) IN CASH                                     (16,753)        (7,430)

CASH - Beginning of Period                                  16,753          7,430
                                                      ------------   ------------

CASH - End of Period                                  $         --   $         --
                                                      ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                       $     30,559   $     10,743
                                                      ============   ============
  Income Taxes Paid                                   $         --   $         --
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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

         Financial Instruments:
               The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at June 30, 2004.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

         Earnings or (Loss) Per Common Share:
               Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note J) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the period ended June 30, 2004 because their effect would have been anti-dilutive.

NOTE B - INVENTORIES -

         Inventories consists of the following at June 30, 2004:

                          Raw Materials                    $     75,581
                          Work in Process                        51,798
                                                           ------------
                                                           $    127,379
                                                           ============

NOTE C - PROPERTY AND EQUIPMENT -

         Property and equipment consists of the following at June 30, 2004:

                          Furniture and Fixtures           $      6,680
                          Machinery and Equipment               221,290
                          Leasehold Improvements                 62,211
                                                           ------------
                                                                290,181
                          Accumulated Depreciation              (95,534)
                                                           ------------
                                                           $    194,647
                                                           ============

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

         As of June 30, 2004, no stock options were granted under the Program.

NOTE E - CONCENTRATION OF RISK -

         Customers:
               Three of the Company's major customers accounted for 46% of the sales revenues for the six months ended June 30, 2004. Sales to a single customer amounted to 21% of sales for the six months ended June 30, 2004.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - COMMITMENTS -

         Rent:
               The Company leases its general office and production facilities. Rental expense amounted to $22,593 for the six months ended June 30, 2004. The Company is committed to total minimal annual rental payments through 2005 in the amount of $18,125.

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

NOTE G - RELATED PARTY TRANSACTIONS -

         Shareholder Advances:
               During 2004, the Company received $304,500 working capital advances from shareholders, of which $277,175 was repaid as of June 30, 2004. The advances are short-term and bear no interest.

         Sales:
               Sales to customers related to employees of the Company amounted to $35,166 and $47,398 for the six months ended June 30, 2004 and 2003, respectively.

         Promotional Fees:
               During the periods ended June 30, 2004 and 2003, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $2,500 and $18,155, respectively.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - NOTES AND LOANS PAYABLE -

         Notes payable consist of the following at June 30, 2004:

               12% Note Payable - Shareholder - Due in monthly
               installments of $3,500, including interest
               through August, 2004                                 $    21,059

               12% Note Payable - Shareholder - Due in monthly
               installments of $2,335, including interest
               through November, 2004                                    14,814

               6% Note Payable - Shareholder - Due in monthly
               installments of $1,500, including interest
               through August, 2007                                      52,636

               Demand Loans Payable - Shareholders - Working
               capital advances bearing no interest and
               expected to be repaid within one year                     85,581

               6% Exchangeable Notes Payable - Maturing at
               various times through December, 2005. The notes
               may be exchanged for common stock at maturity,
               at the discretion of the lenders based upon an
               exchange price of $.50 per common share for
               each dollar owed. Included in this amount are
               notes to shareholders amounting to $105,000
                                                                        535,000

                                                                    -----------
                                                                        709,090
                   Deduct Current Portion                              (186,711)
                                                                    -----------
                                                                    $   522,379
                                                                    ===========

         The Company has pledged substantially all production machinery and equipment as collateral on the notes owing to officers and shareholders.

         Interest expense amounted to $30,559 and $10,743 for the six months ended June 30, 2004 and 2003, respectively.

         The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

               JUNE 30,                                                AMOUNT
               --------                                             -----------
                 2005                                               $   186,711
                 2006                                                   501,198
                 2007                                                    17,197
                 2008                                                     3,984
                 2009                                                        --

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - INCOME TAXES -

         The Company has a net operating loss carryforward of approximately $900,000, which may be carried forward through the year 2024, to offset future taxable income.

         Deferred tax assets, amounting to approximately $357,000, relating to the potential tax benefit of future tax deductions was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

NOTE J - PENDING SPIN-OFF -

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

         The shares of Renewable Assets, Inc. have not been distributed pending compliance with applicable rules and regulations.

         At June 30, 2004, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations for the six months ended June 30, 2004 are presented in the consolidated financial statements of International Imaging Systems, Inc. and Subsidiaries as income from Discontinued Operations as required under Financial Accounting Standards Board Statement 144.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - NON-MONETARY TRANSACTIONS -

         During the six months ended June 30, 2004, the Company sold finished manufactured goods to certain suppliers for non-cash consideration amounting to $7,451. Payment was received in the form of supplies and materials. The transactions were valued at the Company's customary selling prices.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------

Overview

         Since the Company's formation in July, 1998, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. On December 12, 2003, the Company formed a wholly owned subsidiary in Delaware, Renewable Assets, Inc. ("RAI"), through which we now conduct our business of marketing previously owned photocopy machines. On April 13, 2004, our Board of Directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. Although the Company expected to complete the spin-off on or before October 31, 2004, it has been delayed due to the inability of the Company to comply timely with its reporting obligations as a public company. It is contemplated that the spin-off will be completed during the first quarter of 2005, but it could be further delayed.

         Through our wholly owned limited liability company, Advanced Imaging Systems, LLC ("AIS"), acquired in July, 2003 as a result of a reverse merger, the Company is also engaged in the design, manufacture and marketing of plastic and paper card products, including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards.

         As discussed below, the three month period ended June 30, 2004 (the "2004 Second Quarter") was characterized by a 15% decrease in sales as compared to the three month period ended June 30, 2003 (the "2003 Second Quarter") and by increases in the cost of goods sold and general and administrative expenses, resulting in a net loss of $175,290 in the 2004 Second Quarter as compared to a net loss of $6,071 in the 2003 Second Quarter.

Results of Operations

Sales
-----

Sales for the 2004 Second Quarter were $704,590 as compared to sales of $833,187 for 2003 Second Quarter, a decline of 15%. Sales for the six month period ended June 30, 2004 (the "2004 Period") were $1,611,195 as compared to sales of $1,680,695 for the same period in the prior year (the "2003 Period"), a decline of 4%. The decline in sales for both periods is primarily a result of decreased sales volume to certain existing customers in specific segments of the Company's product line offering. The Company does not believe that such decline is necessarily indicative of a trend but may be more related to factors beyond the

Company's control, such as customer needs and timing of receipt of orders. Accordingly, comparisons between periods may not be meaningful. Substantially all of the sales for the 2004 Second Quarter, the 2004 Period, the 2003 Second Quarter and the 2003 Period were attributable to AIS.

Gross Profit
------------

Gross profit as a percentage of sales ("gross margin") declined to 29% for the 2004 Second Quarter as compared to 34% for the 2003 Second Quarter. Gross margin for the 2004 Period declined to 29% from 35% for the 2003 Period. The decline in gross margins for both the 2004 Second Quarter and the 2004 Period is primarily attributable to the industry wide price contraction that began in the fourth quarter of 2003 and continued into the 2004 Period. The Company believes that such contraction is likely to continue for the foreseeable future.

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

General and Administrative Expenses
-----------------------------------

General and administrative expenses ("G&A") were $378,627, or 54% of sales for the 2004 Second Quarter as compared to $290,259,or 35% of sales for 2003 Second Quarter. G&A were $683,607, or 42% of sales for the 2004 Period as compared to $566,484, or 34% of sales for 2003 Period. The increase in G&A as a percentage of sales is primarily attributable to the increase in certain of the costs and expenses incurred in the 2004 Period relating to the Company being a reporting issuer.

Other Expenses
--------------

Interest expense for the 2004 Second Quarter increased to $11,363 from $6,616 for the 2003 Second Quarter. Interest expense for the 2004 Period increased to $30,559 from $10,743 for the 2003 Period. The increase in interest expense is primarily attributable to the additional indebtedness incurred by AIS during the fourth quarter of 2003.

Liquidity and Capital Resources
-------------------------------

The Company financed its operations during the six month period ended June 30, 2004, through revenues from operations and shareholder advances of $304,500. As of June 30, 2004, the Company's principal sources of liquidity consisted of accounts receivable of $389,450. The Company believes that the timely collection of such accounts receivable, together with expected revenues from operations, must be supplemented by additional capital from both existing and new shareholders in order to maintain its operations at current levels and to expand its operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and we may have to curtail certain of our current activities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------

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

                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of Principal Executive and Chief Financial
                       Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive and Chief Financial
                       Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K - Current Report on Form 8-K filed on April 29, 2004.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Registrant
                                       INTERNATIONAL IMAGING SYSTEMS, INC.


                                       By: /s/ C. LEO SMITH
                                           -------------------------------------
                                           C. Leo Smith,
                                           Chief Executive Officer, President
                                           and Chief Financial Officer

Date:  December 6, 2004