Form 10QSB
period 2004-09-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2005-01-25
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 18, 2005, the Registrant had 6,028,700 shares of Common Stock outstanding.

            Transmittal Small Business Disclosure Format (check one)

Yes [ ] No [X]

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2004


                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
PART I  FINANCIAL INFORMATION

Item 1 -       Consolidated Balance Sheet
                at September 30, 2004                                        1

               Consolidated Statements of Operations
                for the three months and nine months
                ended September 30, 2004 and September 30, 2003              2

               Consolidated Statements of Cash Flows
                for the nine months ended
                September 30, 2004 and September 30, 2003                    3

               Notes to Consolidated Financial Statements                    4

Item 2 -       Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                       12

Item 3 -       Controls and Procedures                                      14

PART II

Item 1 -       Legal Proceedings                                            15

Item 2 -       Changes in Securities                                        15

Item 3 -       Defaults Upon Senior Securities                              15

Item 4 -       Submission of Matters to a Vote
                of Security Holders                                         15

Item 5 -       Other Information                                            15

Item 6 -       Exhibits and Reports on Form 8-K                             15

Signature                                                                   16
Exhibit 31.1                                                                17
Exhibit 32.1                                                                18

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS

CURRENT ASSETS:
    Accounts Receivable                                            $    394,839
    Inventories                                                         107,435
    Net Assets of Discontinued Operations                                 5,749
                                                                   ------------
        TOTAL CURRENT ASSETS                                            508,023

PROPERTY AND EQUIPMENT                                                  181,998

OTHER ASSETS:
    Security Deposits                                                     3,700
                                                                   ------------

TOTAL ASSETS                                                       $    693,721
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes and Loans Payable - Current                              $    426,465
    Accounts Payable                                                    757,573
    Accrued Expenses                                                     41,521
    Customer Deposits                                                    24,918
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                     1,250,477

NOTES AND LOANS PAYABLE - Non-Current                                   273,420
                                                                   ------------

TOTAL LIABILITIES                                                     1,523,897
                                                                   ------------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,028,700 Shares Issued and Outstanding               6,029
    Additional Paid-In Capital                                           96,134
    Accumulated Deficit                                                (932,339)
                                                                   ------------
                TOTAL SHAREHOLDERS' DEFICIENCY                         (830,176)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    693,721
                                                                   ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                     NINE MONTHS ENDED              THREE MONTHS ENDED
                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                ----------------------------   ----------------------------
                                    2004            2003           2004            2003
                                ------------    ------------   ------------    ------------
NET SALES                       $  2,381,220    $  2,541,439   $    770,025    $    865,244

COST OF GOODS SOLD                 1,737,636       1,650,040        587,535         567,839
                                ------------    ------------   ------------    ------------

GROSS PROFIT                         643,584         891,399        182,490         297,405

GENERAL AND ADMINISTRATIVE
    EXPENSES                         973,131         878,329        289,524         319,528
                                ------------    ------------   ------------    ------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES                           (329,547)         13,073       (107,034)        (22,123)

INCOME TAXES                              --           2,397             --          (5,253)
                                ------------    ------------   ------------    ------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                      (329,547)         10,676       (107,034)        (16,870)

INCOME FROM DISCONTINUED
    OPERATIONS                         2,735              --            880              --
                                ------------    ------------   ------------    ------------

NET INCOME (LOSS)               $   (326,812)   $     10,676   $   (106,154)   $    (16,870)
                                ============    ============   ============    ============

BASIC EARNINGS (LOSS)
    PER SHARE                   $      (.054)   $       .002   $      (.018)   $      (.003)
                                ============    ============   ============    ============

DILUTED EARNINGS (LOSS)
    PER SHARE                   $      (.054)   $       .002   $      (.018)   $      (.003)
                                ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING:
        Basic                      6,028,700       5,856,200      6,028,700       5,856,200
                                ============    ============   ============    ============
        Diluted                    6,028,700       6,446,230      6,028,700       5,856,200
                                ============    ============   ============    ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            2004            2003
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                   $   (326,812)   $     10,676
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash (Used) by Operating Activities:
          Depreciation                                        41,593          32,161
    Change in Operating Assets and Liabilities:
        Accounts Receivable                                   56,357        (168,398)
        Loans Receivable - Officers                               --           2,769
        Inventories                                           47,095        (185,240)
        Net Assets of Discontinued Operations                 (5,749)             --
        Accounts Payable                                     195,353          36,987
        Accrued Expenses                                      (3,712)          3,057
        Customer Deposits                                     (1,574)           (784)
        Income Taxes Payable                                      --           2,397
                                                        ------------    ------------
              NET CASH PROVIDED (USED) BY
                OPERATING ACTIVITIES                           2,551        (266,375)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for Property and Equipment                  (11,517)        (20,203)
                                                        ------------    ------------
              NET CASH (USED) BY INVESTING ACTIVITIES        (11,517)        (20,203)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings                                  304,500         982,436
   Repayment of Borrowings                                  (312,287)       (660,700)
                                                        ------------    ------------
              NET CASH PROVIDED (USED) BY
                FINANCING ACTIVITIES                          (7,707)        321,736
                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH                              (16,753)         35,158

CASH - Beginning of Period                                    16,753           3,862
                                                        ------------    ------------

CASH - End of Period                                    $         --    $     39,020
                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                       $     40,895    $     10,743
                                                        ============    ============
   Income Taxes Paid                                    $         --    $         --
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

                  On July 31, 2003, A.M.S. Marketing, Inc, ("AMS") acquired 100% ownership of "AIS" in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of "AIS" purchased directly from an existing "AMS" shareholder, 3,600,000 shares of "AMS" common stock. The combined result of the foregoing transactions is that the previous owners of "AIS" own 81.96% of the outstanding common stock of "AMS".

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

             Financial Instruments:
                  The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at September 30, 2004.

             Accounts Receivable:
                  Accounts receivable are stated at net realizable value. Accounts considered doubtful as to collectibility have been written off as of September 30, 2004.

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

             Earnings or (Loss) Per Common Share:
                  Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note H) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the period ended September 30, 2004 because their effect would have been anti-dilutive.


NOTE B  -    INVENTORIES -

             Inventories consists of the following at September 30, 2004:

                      Raw Materials                     $  59,838
                      Work in Process                      47,597
                                                        ---------
                                                        $ 107,435
                                                        =========


NOTE C  -    PROPERTY AND EQUIPMENT -

             Property and equipment consists of the following at September 30, 2004:

                      Furniture and Fixtures            $   6,680
                      Machinery and Equipment             222,640
                      Leasehold Improvements               62,211
                                                        ---------
                                                          291,531
                      Accumulated Depreciation           (109,533)
                                                        ---------
                                                        $ 181,998
                                                        =========

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

             As of September 30, 2004, no stock options were granted under the Program.


NOTE E  -    CONCENTRATION OF RISK -

             Customers:
                  Three of the Company's major customers accounted for 40% of the sales revenues for the nine months ended September 30, 2004. Sales to a single customer amounted to 19% of sales for the nine months ended September 30, 2004.

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

             Rent:
                  The Company leases its general office and production facilities. Rental expense amounted to $34,341 for the nine months ended September 30, 2004. The Company is committed to total minimal annual rental payments through 2005 in the amount of $18,125.

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

             Sales:
                  Sales to customers related to employees of the Company amounted to $48,334 and $84,981 for the nine months ended September 30, 2004 and 2003, respectively.

             Promotional Fees:
                  During the periods ended September 30, 2004 and 2003, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $7,500 and $18,155, respectively.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE H -     NOTES AND LOANS PAYABLE -

             Notes payable consist of the following at September 30, 2004:

                6%-12% Note Payable - Shareholder - Due in monthly
                installments of $7,335, including interest -
                Maturing at various dates through August, 2007        $  79,304

                Demand Loans Payable - Shareholders - Working
                capital advances bearing no interest and expected
                to be repaid within one year                             85,581

                6% Exchangeable Notes Payable - Maturing at various
                times through December, 2005. The notes may be
                exchanged for common stock at maturity, at the
                discretion of the lenders based upon an exchange price
                of $.50 per common share for each dollar owed.
                Included in this amount are notes to shareholders
                amounting to $105,000.                                  535,000
                                                                      ---------

                                                                        699,885
                Deduct Current Portion                                 (426,465)
                                                                      ---------

                                                                      $ 273,420
                                                                      =========

             The Company has pledged substantially all production machinery and equipment as collateral on the notes owing to officers and shareholders.

             Interest expense amounted to $40,895 and $19,724 for the nine months ended September 30, 2004 and 2003, respectively.

             The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

                 JUNE 30,                                               AMOUNT
                 --------                                               ------

                    2005                                              $ 426,465
                    2006                                                256,442
                    2007                                                 16,977
                    2008                                                     --
                    2009                                                     --

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE I  -    INCOME TAXES -

             The Company has a net operating loss carryforward of approximately $1,000,000, which may be carried forward through the year 2024, to offset future taxable income.

             Deferred tax assets, amounting to approximately $400,000, relating to the potential tax benefit of future tax deductions was offset by a valuation allowance due to the uncertainty of profitable operations in the future.


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

             The shares of Renewable Assets, Inc. have not been distributed pending approval by the Securities and Exchange Commission.

             At September 30, 2004, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations for the nine months ended September 30, 2004 are presented in the consolidated financial statements of International Imaging Systems, Inc. and Subsidiaries as income from Discontinued Operations.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K  -    NON-MONETARY TRANSACTIONS -

             During the nine months ended September 30, 2004, the Company sold finished manufactured goods to certain suppliers for non-cash consideration of $36,948. Payment was received in the form of supplies and materials. The transactions were valued at the Company's customary selling prices.

NOTE L  -    SUBSEQUENT EVENT -

             On December 30, 2004, the Company sold, for $348,345, substantially all of its property and equipment, entire inventory, trade name of the operating subsidiary ("Advanced Imaging Systems"), customer lists, intellectual rights to the Company's printing proprietary software, and other tangible and intangible personal property used in its commercial printing operation, to an entity owned by one of the Company's principal suppliers and the Company's production manager. In addition, the buyer agreed to employ the Company's commercial printing sales and production staff, sign a two-year non-compete agreement, and to sublease the Company's offices and production facilities. The seller retained its accounts receivable and accounts payable. The buyer has agreed to assist the Company in the collection of outstanding accounts receivable and to refrain from providing services to the Company's delinquent customers.

             The sale resulted in a gain of $168,702. Cash, of $119,930 was received, and the Company will receive monthly principal and interest payments of $5,365 through January, 2007, pursuant to a 6% promissory note collateralized by the sold assets and personally guaranteed by the buyer and one of its principals.

             In addition, the Company is entitled to receive from the buyer commission income of 10% of gross revenues derived from future sales of goods manufactured by the buyer from certain accounts.

NOTE M  -    GOING CONCERN -

             A net loss from operations, negative working capital, and a capital deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps to achieve profitable operations by restructuring its sales pricing policies and production methods (see Note L). In addition, the Company is pursuing negotiations with private and institutional lenders to secure additional working capital in the form of some combination of equity and debt. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

    ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

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

        Through our wholly owned limited liability company, Advanced Imaging Systems, LLC ("AIS"), acquired in July, 2003 as a result of a reverse merger, the Company has also been engaged in the design, manufacture and marketing of plastic and paper card products, including credit cards, pre-paid telephone cards, value storage cards, access entry cards, identity cards and business cards. Due to continuing losses generated by AIS and our inability to raise additional financing on acceptable terms to expand AIS' operations, on December 30, 2004, the Company sold substantially all of AIS' operating equipment, inventory and intangible property to an entity affiliated with one of AIS' principal suppliers and its former production manager. As a result of such sale, AIS intends to outsource its manufacturing needs and concentrate its efforts on the marketing and sales of its products.

        As discussed below, the three month period ended September 30, 2004 (the "2004 Third Quarter") was characterized by a 12% decrease in sales as compared to the three month period ended September 30, 2003 (the "2003 Third Quarter") and by increases in the cost of goods sold and general and administrative expenses, resulting in a net loss of $107,034 in the 2004 Third Quarter as compared to a net loss of $16,870 in the 2003 Third Quarter.

Results of Operations

Sales

Sales for the 2004 Third Quarter were $770,025 as compared to sales of $865,244 for 2003 Third Quarter, a decline of 12%. Sales for the nine month period ended September 30, 2004 (the "2004 Period") were $2,381,220 as compared to sales of $2,541,439 for the same period in the prior year (the "2003 Period"), a decline of 6%. The decline in sales for both periods is primarily a result of decreased sales volume to certain existing customers in specific segments of the Company's product line offering. The Company does not believe that such decline is indicative of a trend but is more related to factors beyond the Company's control, such as customer needs and timing of receipt of orders. Accordingly, comparisons between periods may not be meaningful. Substantially all of the sales for the 2004 Third Quarter, the 2004 Period, the 2003 Third Quarter and the 2003 Period were attributable to AIS.

Gross Profit
------------

Gross profit as a percentage of sales ("gross margin") declined to 24% for the 2004 Second Quarter as compared to 34% for the 2003 Second Quarter. Gross margin for the 2004 Period declined to 27% from 35% for the 2003 Period. The decline in gross margins for both the 2004 Third Quarter and the 2004 Period is primarily attributable to the industry wide price contraction that began in the fourth quarter of 2003 and continued into the 2004 Period. The Company believes that such contraction is likely to continue for the foreseeable future.

During the 2004 Period, in an attempt to improve future performance and increase its gross profit margins, AIS modified its cost accounting system, negotiated more favorable pricing on many of the components of its cost of goods sold, instituted price increases on its lower margin products, and adjusted its product mix in order to increase the percentage of sales derived from higher margin products. Notwithstanding these actions, we did not experience the anticipated improvement in gross profit margins. Consequently, on December 30, 2004, AIS sold substantially all of its operating equipment, inventory, and intangible property to an entity affiliated with of one of AIS' principal suppliers and its former production manager. As a result of such sale, AIS intends to outsource the manufacture of its products and thereby narrow its focus to sales and marketing. The Company believes that AIS should be able to return to profitability in the future. No assurance can be given, however, that AIS will be able to return to profitability.


General and Administrative Expenses
-----------------------------------

General and administrative expenses ("G&A") were $289,524, or 38% of sales for the 2004 Third Quarter as compared to $319,528, or 37% of sales for 2003 Third Quarter. G&A were $973,131, or 41% of sales for the 2004 Period as compared to $878,329, or 35% of sales for 2003 Period. The increase in G&A as a percentage of sales is primarily attributable to the increase in certain of the costs and expenses incurred in the 2004 Period relating to the Company being a reporting issuer.

Other Expenses
--------------

Interest expense for the 2004 Third Quarter increased to $10,336 from $8,981 for the 2003 Second Quarter. Interest expense for the 2004 Period increased to $40,895 from $19,724 for the 2003 Period. The increase in interest expense is primarily attributable to the additional indebtedness incurred by AIS during the fourth quarter of 2003.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the 2004 Period through revenues from operations and shareholder advances of $304,500. As of September 30, 2004, the Company's principal source of liquidity consisted of accounts receivable of $394,839. As of result of the sale of AIS' operating equipment, inventory and intangible property on December 30, 2004, AIS received approximately $350,000, of which $119,930 was paid in cash and the balance by a note payable in 24 equal monthly installments, together with interest thereon at the rate of 6% per annum. The note is secured by the sold assets and is guaranteed by one of buyer's principals. In addition, AIS will be entitled to receive follow-on commissions of ten percent (10%) of the gross revenues generated from certain existing accounts and from any new accounts that AIS may solicit.

The Company believes that the timely collection of its accounts receivable, together the cash received from the sale and the anticipated note installments and revenues from operations will be sufficient to finance the Company's operations for the at least the next six months. The Company intends to continue to raise additional capital from both existing and new shareholders in order to expand its operations. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find sources to finance such activities, we will be unable to expand our operations, and if any of the expected sources of revenue should fail to appear, the Company may have to curtail certain its current activities.

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

               (b)    Reports on Form 8-K - None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Registrant
                                    INTERNATIONAL IMAGING SYSTEMS, INC.


                                    By: /s/ C. LEO SMITH
                                        ----------------------------------------
                                        C. Leo Smith, Chief Executive Officer,
                                        President and Chief Financial Officer

Date:  January 21, 2005