Form 10KSB
period 2004-12-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2005-04-27
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d )
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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


          Securities registered pursuant to Section 12 (b ) of the Act:

             None                                        None
    Title of Each Class               Name of Each Exchange on Which Registered

          Securities registered pursuant to Section 12 (g ) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $2,796,936

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

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2005 6,028,700 shares of common stock, par value $.001 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

                                TABLE OF CONTENTS


PART I.........................................................................1
------

  Description of Business......................................................1
  -----------------------
  Description of Property......................................................8
  -----------------------
  Legal Proceedings............................................................8
  -----------------
  Submission of Matters to a Vote of Security Holders..........................8
  ---------------------------------------------------

PART II.......................................................................13
-------

  Market For Registrant's Common Equity and Related Stockholder Matters.......13
  ---------------------------------------------------------------------
  Management's Discussion and Analysis of Financial Condition and Results
  -----------------------------------------------------------------------
    of Operations ............................................................14
    -------------
  Financial Statements........................................................15
  --------------------
  Changes in and Disagreement With Accountants on Accounting and Financial
  ------------------------------------------------------------------------
    Disclosure ...............................................................15
    ----------
  Controls and Procedures ....................................................15
  -----------------------

PART III......................................................................16
--------

  Directors, Executive Officers, Promoters and Control Persons; Compliance
  ------------------------------------------------------------------------
    With Section 16(A) of the Exchange Act ...................................16
    --------------------------------------
  Executive Compensation......................................................18
  ----------------------
  Security Ownership of Certain Beneficial Owners and Management..............19
  --------------------------------------------------------------
  Certain Relationships and Related Transactions..............................20
  ----------------------------------------------

PART IV.......................................................................21
-------

  Exhibits, List and Reports on Form 8-K .....................................21
  --------------------------------------
  Principal Accountant Fees and Services .....................................23
  --------------------------------------

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


                                     Part I
                                     ------

ITEM 1.         DESCRIPTION OF BUSINESS


General

      Since 1998, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. Such business is now carried out through our wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation ("RAI").

      Since July 31, 2003, when we acquired Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS"), we have also engaged in the marketing, and until December 30, 2004, the designing and manufacturing, of plastic and paper credit cards, primarily for the telecommunications industry. In furtherance of such business, in January 2005, our formerly inactive subsidiary, Accurate Images, Inc., a Florida corporation ("Accurate"), entered into a Management Services Agreement with Alcard Mexico, S.A., an unrelated party ("Alcard"), in which Accurate has agreed to assist Alcard in the production of paper and plastic cards in Mexico in exchange for a percentage of the profits derived from such business.

      Also in January 2005, we formed Advanced Staffing International, Inc., a Florida corporation ("Staffing") which is engaged in the business of providing employee leasing and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees.

      Our executive offices are located at 6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309.

History

      We were formed in Delaware in July 1998 under the name A.M.S. Marketing, Inc. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. On July 31, 2003, we acquired all of the issued and outstanding membership interests in Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS"). Such acquisition was effected by an exchange reorganization (the "Exchange") whereby we acquired all of the limited liability company interests of AIS from the members thereof (the "Members") in exchange for issuing 1,200,000 shares of our common stock. Between the newly issued shares and the 3,600,000 shares of our common stock purchased by the Members from Mr. Alfred M. Schiffrin, our then President and sole director, the Members controlled approximately 82% of our issued and outstanding shares of capital stock immediately after the Exchange. Accordingly, the acquisition has been treated as a reverse acquisition for accounting purposes.

      In October 2003, we changed our name to International Imaging Systems, Inc. to reflect the acquisition of AIS.

      In December 2003, we formed Renewable Assets, Inc., a Delaware corporation ("RAI"), to carry on our business of marketing pre-owned, brand name photocopy machines. On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. As part of the spin-off, each stockholder of record will receive one-half share of RAI's common stock for each share of our common stock owned on April 14, 2004. Although we expected to complete the spin-off on or before October 31, 2004, it has been delayed due to our inability to comply timely with our reporting obligations as a public company. It is contemplated that the spin-off will be completed during the second quarter of 2005, but completion of the spin-off is subject to compliance with certain regulatory rules and regulations and there can be no assurance that such compliance can be effected in the near future or at all. If the spin-off is incapable of being completed, we will have to consider all of our strategic alternatives regarding the business of RAI. We have entered into an oral agreement with Mr. Schiffrin whereby he continues to run the photocopier business in exchange for which he receives 25% of the profits of that business until the completion of the spin-off.

      As we were unable to raise sufficient capital to expand AIS's manufacturing operations to profitable levels, on December 30, 2004, AIS entered into an Asset Purchase Agreement, dated December 30, 2004 (the "Sale Agreement"), pursuant to which it sold to RBE & SJC, Inc., an entity owned by one of AIS's principal suppliers, and its former production manager ("Buyer"), substantially all of AIS's property and equipment, entire inventory, trade name, customer lists intellectual property rights to AIS's printing proprietary software, and other tangible and intangible personal property used in its commercial printing operation.

      As part of the transaction, the Buyer agreed to employ AIS's commercial printing sales and production staff and subleased AIS's offices and production facilities. The Sale Agreement also provided that AIS shall refrain from all commercial printing activities within the United States (except for certain specified activities) for a period of 24 months and shall not contact any of certain specified customers of AIS for a period of ten years. Furthermore, AIS granted to the Buyer for a period of 24 months a right of first refusal to produce any commercial printing orders within the United States that AIS is in a position to place with the Buyer. Such right of first refusal does not apply to fifteen specialty areas of printing specified in the Sale Agreement. AIS retained its accounts receivable and accounts payable. The Buyer agreed to assist AIS in the collection of such accounts receivable and to refrain from providing services to AIS's delinquent customers.

      The purchase price for the sold assets was $354,801, of which $122,576 was paid in cash, $99,682 was paid in the form of a credit to satisfy certain then accounts payable of AIS that were assumed by the Buyer and the balance was paid by a promissory note payable in 24 substantially equal installments of $5,365 each commencing February 1, 2005, together with interest thereon at the rate 6% per annum. The note is secured by the sold assets and is guaranteed by one of the Buyer's principals. In addition, AIS is entitled to receive from the Buyer commission income of 10% of gross revenues derived from future sales of goods manufactured by the Buyer for certain accounts for periods ranging from two to ten years depending upon the account.

      In connection with the sale, AIS and the Buyer entered into a Strategic Alliance Agreement pursuant to which for a period of 24 months if the Buyer is unable or unwilling, for any reason, to print any commercial printing order within the United States referred to the Buyer pursuant to the right of first refusal provided in the Sale Agreement, the Buyer and AIS agreed to jointly outsource the order and split the profit thereon 65% to AIS and 35% to the Buyer.

      As a result of the sale of its commercial printing assets, AIS will out source all of its manufacturing needs in the United States and focus its activities in the United States on the sale and marketing of its products.

      In January 2005, our formerly inactive subsidiary, Accurate Images, Inc., a Florida corporation ("Accurate"), entered into an oral management services agreement with Alcard Mexico, SA ("Alcard"), of which 98% of the stock is owned by Alcard Chile, S.A. and one percent by each of Lorenzo Offhedenem and Agustin Canoza. Alcard Chile and Messrs. Offedenem and Canoza have been in the printing business for more than 12 years with operations in Chile and other South American countries. Accurate has agreed to oversee the day to day operations of Alcard in connection with Alcard's production of paper and plastic cards in Mexico. Accurate and the other shareholders of Alcard have agreed to advance Alcard the funds required for leasehold improvements, furniture, fixtures and equipment for the Mexico facility. These advances are to be completely repaid from the distribution of profits by Alcard on a first in, first out basis. Our obligation is limited to a maximum of $300,000, of which as of March 30, 2005, approximately $220,000 has been advanced to Alcard. After all advances have been repaid in full, Accurate will be entitled to receive a management fee from Alcard equal to approximately 33% of its net profits. In March 2005, Alcard entered into a one year agreement with Telefonica de Mexico to produce 25-30 million prepaid telephone calling cards Three of our principal shareholders, Laura Palisa Mujica, Michael D'Angelo and Lara Sarafianos, have agreed to loan us the funds that are required to be advanced by Accurate to Alcard and they will be entitled to receive interest at the rate of 6% per annum and the principal thereof will be repayable in two years. It is expected that the oral arrangement between AIS and Alcard will be memorialized in a written agreement as soon as practicable.

      Also in January 2005, we formed Advanced Staffing International, Inc. ("Staffing") as a wholly- owned subsidiary in Florida. Staffing operates as an employee leasing company and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees. In March 2005, Staffing commenced providing employees to its first client, Ramada Vacation Properties, a manager of hotels in Florida and anticipates providing employees to its second client, Black Diamond Transportation, a company that provides transportation to disabled individuals, in April 2005.

Card Products

      We market plastic and paper cards to domestic and international customers. Up until December 30, 2004 when we sold our manufacturing operations, we also designed and manufactured such cards and provided related printing services.

Plastic Cards

      Plastic cards we market and used to design and manufacture include:

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

Paper Cards

      Paper cards we market and used to design and manufacture include:

--------------------------------------------------------------------------------
o  telephone calling cards     o  paper tear cards      o  paper punch out cards
--------------------------------------------------------------------------------
o  promotional pre-paid cards  o  point of sale cards   o  flat pack cards
--------------------------------------------------------------------------------
o  vending CR80 cards
--------------------------------------------------------------------------------


Printing Services

      Prior to the sale on December 30, 2004 of substantially all of AIS's tangible and intangible property used in its commercial printing operations, AIS provided turnkey production of it's customer' orders for card products from concept to completion. These printing services included design, proof reading, pre-press preparation, trapping imposing, stripping and printing. After the printing process was completed, we then finished the product in any of a variety of ways, including the application of personal identification numbers, scratch offs and/or holograms, labeling, embossing, bar coding, data encoding, magnetic stripping, lamination and sequential numbering. Finally, we packaged and shipped each order according to the customer's instructions. Packaging and shipping options included shrink or cello wrapping, tipping, stuffing, mailing and drop shipping.

      Subsequent to the consummation of the asset sale, AIS has focused its activities on the sale and marketing of its products. Pursuant to the arrangements with Alcard, our Acccurate subsidiary will provide day to day management of Alcard's Mexico City facility whose printing services business will be substantially identical to that previously carried out by AIS.

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

Competition

      The card product market is highly competitive. We face existing competition in the telecommunications market and each other market we currently service. Moreover, our customers and companies with whom we currently have strategic relationships may become competitors in the future.

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

Manufacturers

      Pursuant to the terms of the Asset Purchase Agreement, dated December 30, 2004, between AIS and the Buyer, AIS granted to the Buyer for a period of 24 months a right of first refusal to produce any commercial printing orders within the United States that AIS is in a position to place with the Buyer. The Buyer is an established printing company, and AIS believes that the Buyer will be able to produce all of its orders on a timely basis, in sufficient quantity and quality to assure customer satisfaction.

      In addition, with regard to the fifteen specialty areas of printing to which the right of first refusal does not apply, AIS is aware of a number of specialty printers with whom it believes that it may out-source such printing on an as needed basis.

Marketing

      We use a direct sales force to market and sell our products. Strategic relationships are an important part of our overall marketing strategy, in addition to sales through our other channels. Through our strategic partners we facilitate new product development, collaborative marketing initiatives and joint sales efforts with a select group of value added resellers, systems integrators, consultants and developers.

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

      A survey by The Research Center of the University of Michigan's Institute for Social Research found that the percentage of adults indicated below carry plastic or paper card products for the use indicated:

                 ---------------------------------------------------------------
                 Credit Cards                   -   88%
                 ---------------------------------------------------------------
                 ATM Cards                      -   60%
                 ---------------------------------------------------------------
                 Membership Cards               -   58%
                 ---------------------------------------------------------------
                 Pre-paid Cards                 -   35%
                 ---------------------------------------------------------------
                 Loyalty Cards                  -   29%
                 ---------------------------------------------------------------
                 Pre-Paid Telephone Cards       -   28%
                 ---------------------------------------------------------------
                 Gift Cards-                    -   11%
                 ---------------------------------------------------------------
                 Smart Cards                    -    4%
                 ---------------------------------------------------------------

      We believe that the movement towards a "cashless society" will continue to accelerate and that the use of plastic and paper cards will increasingly replace cash in everyday life.

Staffing Services

General

      In January 2005, the Company formed Advanced Staffing International, Inc. to engage in the employee leasing business. Staffing commenced transacting business with its first client, Ramada Vacation Properties, during the first quarter of 2005 and is scheduled to begin doing business with its second client,

Black Diamond Transportation, in the second quarter of 2005. Staffing earns revenues on the spread between what it pays its employees and what it charges its customers for such employees.

      In addition to providing its clients with the traditional service of outsourcing employees, Staffing also offers to act in the capacity of a recruitment processor. Recruitment process outsourcing ("RPO") is a relatively new concept in today's business environment. Such service includes sourcing, assessment, interviewing and new hire administration and orientation, thus providing a value added service to the client.

Markets

      The outsourcing of employees is not a new phenomenon to the business environment, with many companies across a broad spectrum of industries availing themselves of this service. The Company believes that outsourcing of employees allows business managers to smooth out the cyclical nature of hiring and firing over the typical business cycle. It also can serve to reduce a company's exposure to litigation from disgruntled or dismissed employees, while at the same time reducing the costs of health care and other fringe benefits and other forms of necessary insurance.

      The addition of RPO to the traditional staffing industry provides an additional cost saving to the client and the Company believes that it will increase and accelerate the demand for such services throughout the business community.

Competition

      Staffing is newly formed with limited capital and faces competition from companies who have been engaged in the staffing services industry for a far longer time, have more experience and greater financial resources.

Marketing

      For the next 12 months, the Company intends to focus its marketing of staffing services to companies with which it has a pre-existing business relationship.

Growth Opportunities and Strategy

      We intend to focus our efforts on the following three areas of business in order to drive our growth over the next few years:

      o Internal Growth. We believe that we can generate additional revenues and earnings growth by focusing on the sales and marketing of our print products. The disposition of AIS's manufacturing assets on December 30, 2004 was the implementation of a strategic decision made by management to cease manufacturing in-house, outsource manufacturing and thereafter focus on sales and marketing.

      o Management Services. We have identified a number of opportunities, primarily in the pre-paid telephone card industry, throughout Central and South America, which we believe would benefit from the depth of our management's expertise in managing printing production facilities. Preliminary analysis of such opportunities indicates the strong possibility of building our foreign revenues and earnings.

      o Staffing Services. We believe that we can generate significant revenues and earnings in the employee outsourcing industry, especially when that service is coupled with the value added benefit of RPO.

Employees

      We currently have approximately 40 full time employees, of which approximately 35 are employed by Staffing. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.


ITEM 2.         DESCRIPTION OF PROPERTY

      The Company currently leases a 7,000 square foot facility in Fort Lauderdale, Florida. The annual rent is $18,125 and the lease expires on May 31, 2005. As part of the sale of AIS's commercial printing assets, the buyer subleased all but 400 square feet of this space and pays the entire rent under the lease. We are currently in the process of identifying a new facility which we anticipate will be considerably smaller as we no longer have a need for production and packaging areas.


ITEM 3.         LEGAL PROCEEDINGS


      On January 14, 2005, Videojet Corp. obtained a judgment against AIS for goods and services delivered in the amount of $38,465 which has been reflected in the Company's balance sheet for the year ended December 31, 2004 included in this report. The Company intends to pay or otherwise satisfy such judgment.

      There are presently no other material pending legal proceedings to which we or our subsidiary or limited liability company are a part or to which any of our or their property is the subject and, to the best of our knowledge, no such action against us or our subsidiary or limited liability company is contemplated or threatened.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during 2004.

Risk Factors

      We may Never Become Profitable and Continue as a Going Concern Because we Have had Losses our Last two Fiscal Years.

      We had a net loss from operations in each of fiscal 2004 and fiscal 2003. Coupled with our negative working capital and capital deficiencies, these losses raise substantial doubt about our ability to continue as a going concern. While we have sold our manufacturing operations in an attempt to achieve profitable operations and are pursuing negotiations to secure additional working capital, there can be no guarantee that these efforts will be successful.

      AIS, Accurate and Staffing are new Ventures with Limited Operating Histories and are Difficult to Evaluate.

      Each of AIS, Accurate and Staffing were organized within the past three years. Due to their limited operating histories, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Their limited operating histories also makes it difficult to evaluate our long term commercial viability, and market acceptance of our potential products and services. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general and the plastic and paper card product businesses and the staffing services industries specifically.

      We May Require Additional Financing; if the Necessary Financing Cannot Be Obtained Our Business Will Suffer.

      If our operations do not return to profitability, we will require additional financing to maintain and expand our operations and implement our business plan. We have no commitments from third parties for any future funding, and there can be no assurance that financing will be available on acceptable terms, if at all. If we are not able to obtain necessary financing, we may be required to curtail our activities or cease operations.

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

      The Loss of Our Key Management Personnel or Our Failure to Attract and Retain Additional Personnel Could Adversely Affect Our Business.

      Currently we employ approximately 40 employees. If we fail to retain the necessary personnel, our business and ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our Chief Executive Officer, Mr. C. Leo Smith.

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

      Our Markets Are Highly Competitive and Increased Competition, Including the Increased Use of Chip Card Technology, Could Harm Our Ability to Sell Products and Services and Could Reduce our Margins and Market Share.

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

      Because Several Existing Stockholders Own a Large Percentage of Our Voting Stock, Other Stockholders' Effective Voting Power may be Limited.

      As of December 31, 2003 and December 31, 2004, four stockholders (the former holders of all of limited liability company interests in AIS) beneficially owned or controlled approximately 82% of our shares. If some or all of such persons act together, they can have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This potential concentration of control can affect the value of our securities.

      We Have Never Paid Dividends On Our Common Stock and do not anticipate Paying Dividends for the Foreseeable Future; Therefore Returns on Your Investment may only be realized by the appreciation in Value of our Securities.

      We have not paid any cash dividends on our common stock in the past and do not intend to pay any dividends on our common stock in the foreseeable future. Our board of directors is empowered to declare dividends, if any, to holders of the common stock, based on our earnings, capital requirements, financial condition, and other relevant factors. We anticipate that we will reinvest the profits from our operations, if any, into our business. There is no assurance that we will ever pay dividends to holders of our common stock. Because of this, investors may only realize a return on their investment if the value of our common stock appreciates.

                                     PART II
                                     -------

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

      There is no public trading market for the Company's Common Stock. The Company has applied to have its common stock included for quotation on the OTC Bulletin Board. No assurance can be given that such application will be granted and, if granted, that an active trading market for our common stock will be established or maintained.

      There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. However, as of March 31, 2005 there were $535,000 of Series A Exchangeable Notes of AIS issued and outstanding that may, at the option of the holders, be convertible into an aggregate of 1,070,000 shares of our common stock.

      As of the date hereof, there are 4,900,000 shares of our common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the Securities Act). The Company has not agreed to register any shares of its common stock under the Securities Act for sale by security holders.

      The Company is not and has not proposed to publicly offer any shares of its common stock.

Holders of Record

      As of March 31, 2005, there were approximately 162 holders of record and beneficial owners of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company was formed in Delaware on July 23, 1998. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. Such business is now carried out through our wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation ("RAI"). On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. It is expected that the spin-off will be completed during the second quarter of 2005, but it could be delayed or abandoned if regulatory compliance cannot be achieved.

      Since July 31, 2003, when we acquired Advanced Imaging Systems, LLC, a Delaware limited liability company ("AIS"), we have engaged in the marketing, and until December 30, 2004, the designing and manufacturing, of plastic and paper credit cards, primarily for the telecommunications industry. On December 30, 2004, we sold substantially all of the tangible and intangible commercial printing assets of AIS. As a result, AIS will be focusing its future activities in the United States on the marketing and sales of plastic and paper cards.

      In January 2005, through our wholly owned subsidiary, Accurate Images, Inc., we began offering management services to a manufacturer of telecommunications cards in Mexico City in exchange for a fee equal to a percentage of the profits derived therefrom.

      Also in January 2005, we formed Advanced Staffing International, Inc. ("Staffing") which is engaged in the business of providing employee leasing and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees.

      As discussed below, fiscal 2004 was characterized by a significant decrease in revenues over fiscal 2003, resulting in a net loss of $463,167 in fiscal year 2004, as compared to a net loss of $605,861 in fiscal 2003.

Results of Operations

Sales

Sales for the year ended December 31, 2004 ("Fiscal 2004") were $2,796,936 as compared to sales of $3,524,948 for the year ended December 31, 2003 ("Fiscal 2003"), a decrease of approximately 21%. Such decrease in sales is primarily attributable to the Company's wholly owned limited liability company, Advanced Imaging Systems, LLC ("AIS"), having insufficient working capital to compete effectively for manufacturing orders. Substantially all of the sales in Fiscal 2004 and Fiscal 2003 were attributable to AIS.

Gross Profit

Gross Profit as a percentage of sales ("gross margin") increased to approximately 23% in Fiscal 2004 from approximately 21% in Fiscal 2003. Management does not believe that such increase in gross margin was meaningful.

General and Administrative Expenses

General and administrative expenses ("G&A") were $1,278,389, or approximately 46% of net sales in Fiscal 2004 as compared to $1,346,834, or approximately 38% of net sales in Fiscal 2003. Such increase in G&A as a percentage of net sales was primarily attributable to the decline in net sales.

Other Expenses

Interest expense in Fiscal 2004 increased to $40,018 from $15,750 in fiscal 2003. Such increase was primarily attributable to the issuance by AIS of Exchangeable notes in the third and fourth quarters of 2003.

Liquidity and Capital Resources

The Company financed its operations during fiscal 2004 through revenues from operations, shareholder advances of $373,500 and the sale of $535,000 of 6% Series A Exchangeable Notes by its wholly owned limited liability company, AIS. As of December 31, 2004, the Company's principal sources of liquidity consisted of cash of $79,924 accounts receivable of $160,307 and a note receivable in the aggregate amount of $120,986 (payable in monthly installments of $5,365 commencing February 2005) issued in connection with the sale of the commercial printing assets of AIS. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future assuming the Company returns to profitable operations as expected. Despite the efforts of the Company, no assurance, can be given, however, that the operations of AIS will return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail certain of our activities.

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

                                    PART III
                                    --------

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Directors


      Our executive officers and directors are identified in the table below. Each of our executive officers serves at the pleasure of our board of directors and each of our directors serves until his successor is elected and qualified.

--------------------------------------------------------------------------------
                                   Year Became an
           Name             Age      Executive               Positions
           ----             ---   Officer/Director           ---------
                                  ----------------
--------------------------------------------------------------------------------
       C. Leo Smith          37         2003         Director, President, Chief
                                                        Executive and Chief
                                                         Financial Officer
--------------------------------------------------------------------------------
       Susan Archer          39         2003          Treasurer and Secretary
--------------------------------------------------------------------------------
     Alex Sarafianos         42         2003                 Director
--------------------------------------------------------------------------------

      (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

      (b) The following brief biographies contain information about our directors and our executive officers. The information includes each person's principal occupations and business experience for at least the past five years. This information has been furnished to us by the individuals named. There are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings known to us that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

      C. Leo Smith ("Smith"), 37, Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer, has served as the Manager of AIS since its inception. From November 1991 until April 2002, he was the Chief Executive Officer of Smith International Enterprises, Inc (d/b/a Ameriplast Manufacturing), a privately owned manufacturer of pre-paid telephone calling cards. In April 2002, the company was sold to Signature Graphics Inc., a private company. Smith earned a B.A. degree from Florida State University.

      Alex Sarafianos ("Sarafianos"), 42, Director, has served since April 2000 to the present as Senior Vice president and National Sales Director of AmSouth Funds of AmSouth Bank. From October 1994 to March 2000, he was Vice President and Senior Funds Wholesaler of BISYS Fund Services. Mr. Sarafianos earned a Bachelor of Business Administration degree from Mercer University.

      No employee of the Company received any additional compensation for his services as a Director. Non-management directors receive no salary for their services as such, but may participate in the Company's incentive compensation program. The board of directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the board of directors and committees thereof.

Board of Directors

      Our board of directors is identified in the table below.

--------------------------------------------------------------------------------
                                   Year Became a
           Name             Age       Director              Background
           ----             ---       --------              ----------
--------------------------------------------------------------------------------
       C. Leo Smith          37         2003                  Founder
--------------------------------------------------------------------------------
     Alex Sarafianos         42         2003                Operations
--------------------------------------------------------------------------------

      (a) There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.

      (b) None of our directors received any additional compensation for his services as a Director. Non-management directors receive no salary for their services as such, but may participate in our incentive compensation program. The board of directors has authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the board of directors and committees thereof.

Compliance With Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2004 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2004, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act except that Sarah Cinnante and Michael D'Angelo, owners of more than ten percent of our common stock, filed their respective required Form 4 late with regard to a transaction in which Ms. Cinnante sold 300,000 shares of our common stock to Mr. D'Angelo.

ITEM 10.        EXECUTIVE COMPENSATION

Compensation

      The following Summary Compensation Table sets forth the compensation during the last fiscal year of each of the Chief Executive Officer and the other most highly compensated person who was serving as an executive officer of the Company as of December, 2004, or who would have been among the four most highly compensated but for the fact that they were not serving as executive officers on that date (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE*


                                                 Annual
                                              Compensation
                                              ------------
                                                 Salary
Name and Principal Position                 Year          $
---------------------------                 ----      --------

C. Leo Smith                                2004        66,700
   Chief Executive and Chief
   Financial Officer and
   President

Susan Archer                                2004        49,450
   Secretary
Steven Cinnante                             2004        70,350

------------------
Anoinette Hodge                             2004        54,001

------------------

--------------
* Columns in the Summary Compensation Table that were not relevant to the compensation paid to the Named Executive Officers were omitted.

Compensation Pursuant to Plans

      In October 2003, we adopted the Company's 2003 Equity Compensation Program. The Program provides for the grant of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs," and collectively with ISOs, "Options"), restricted stock grants, including, but not limited to, unrestricted stock grants ("Unrestricted Stock Awards," and collectively with Options, Restricted Stock Awards and other Common Stock based Awards, "Awards") as approved by the Board or a committee thereof (the "Committee"). ISOs granted under the Program are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). NQSQs granted under the Program are intended not to qualify as incentive stock options under the Code.

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

      No stock options were granted under the Program in 2004. In December 2003, awards of restricted stock of an aggregate of 172,500 shares of our common stock were made to various employees and one director, all of which have now vested.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information available to us, as of April 10, 2005 with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group:

Name and Address of Beneficial Owner(1)   Shares of Common    Percentage (%) of
---------------------------------------    Stock Owned(2)      Common Stock(2)
                                           --------------      ---------------

Michael D'Angelo(3)                         1,500,000              24.88%
Laura Palisa Mujica(4)                      2,100,000              34.83%
Lara Nicole Sarafianos(5)                   1,200,000              20.49%
Alicia M. LaSala(6)                           425,000(7)            7.62%(7)
Alfred M. Schiffrin(8)                        410,000               7.05%
Alex Sarafianos(9)                             25,000(10)           0.43%(10)
C. Leo Smith(3)                                     0(11)           0 (11)
Susan Archer(3)                               130,000               2.16%
All officers and directors as a group         155,000(11)           2.54%(11)
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

      On April 2, 2003, AIS entered into a Management Services Agreement, dated as of April 1, 2003 (the "Services Agreement"), with Parkview Group, Inc., a company wholly owned by Alicia LaSala, a shareholder of the Company listed above, and of which Mrs. LaSala is the sole director and officer. The Services Agreement provides that Mrs. LaSala will provide AIS with certain specified advisory services for a period of three years in exchange for a monthly fee of $5,000. The Services Agreement was amended as of November 1, 2003, to increase the monthly payment to $6,500 and to provide for reimbursement of certain expenses. The Services Agreement was further amended as of March 1, 2004 to reduce the monthly fee to $5,100 and again on December 30, 2004 to further reduce the monthly fee to $4,000.

      On July 15, 2003, AIS entered into a three year employment agreement with Susan Archer, who on the Exchange Date became the Company's Treasurer and Secretary. The agreement provides for a base salary of $52,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary.

      On July 15, 2003, AIS entered into a three year employment agreement with Steven Cinnante, whose emancipated daughter, Sarah Cinnante, is a shareholder of the Company. The agreement provides for a base salary of $91,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary. This agreement was terminated by the parties on December 30, 2004.

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

      During 2004, the Company received $373,500 of working capital advances from shareholders, of which $341,094 was repaid as of December 31, 2004. The advances are short-term and bear no interest.

      Sales to customers related to employees of the Company amounted to $156,204 in 2004 and $263,310 in 2003.

      During the periods ended December 31, 2004 and 2003, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $7,000 and $23,255, respectively.

      During the first quarter of 2005, three of our principal shareholders, Laura Palisa Mujica, Michael D'Angelo and Lara Sarafianos, loaned us an aggregate of approximately $220,000, which funds were advanced by us to Alcard Mexico, SA in connection with the Management Services Agreement between our subsidiary, Accurate Images, Inc. and Alcard. The shareholders' loans bear interest at the rate of 6% per annum and the principal thereof is repayable in two years.

                                     PART IV
                                     -------

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) (1) Financial Statements

      Consolidated Balance Sheet at December 31, 2004;
      Consolidated Statements of Operations for the years ended December 31, 2004 and 2003;
      Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2004 and 2003;
      Consolidated Statements of Cash Flows from Inception (June 7, 2002) through December 31, 2004;
      Notes to Financial Statements.

      (a) (2) Exhibits

Exhibit Number          Description of Exhibit
--------------          ----------------------

2.1 Asset Purchase Agreement, dated December 30, 2004, by and between Advanced Imaging Systems, LLC and RBE and SJC, Inc. (A)*

2.2 Security Agreement (Chattel Mortgage), dated December 30, 2004, among RBE & SJC, Inc., Richard B. Erens and Advanced Imaging Systems, LLC. (A)*

2.3 Promissory Note, dated December 30, 2004, executed by RBE & SJC, Inc. and Richard B. Erens. (A)*

3.1(1)                  Articles of Incorporation (B)*

3.1(2)                  Certificate of Amendment to Articles of Incorporation
                        (C)*

3.2                     Registrant's By-laws (B)*

10.1 Strategic Alliance Agreement, dated December 30, 2004, between Advanced Imaging Systems, Inc. and RBE & SJC, Inc. (A)*

10.2 Management Services Agreement, dated April 1, 2003, between Advanced Imaging Systems, Inc. and The Parkview Group, Inc.

10.3 Amendment, dated as of November 1, 2003, to the Management Services Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc. (D)*

10.4 Amendment, dated as of March 1, 2004, to the Management Service Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc. (D)*

10.5 Amendment, dated as of January 3, 2005, to the Management Services Agreement between Advanced Imaging Systems, LLC and The Parkview Group, Inc.

23.1                    Consent of Independent Auditor

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
      *

      (A) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2005.

      (B) Incorporated by reference to Registrant's Registration Statement on Form 10-SB.

      (C) Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on September 19, 2003.

      (D) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on August 27, 2004


      b) Reports on Form 8-K

         Registrant filed a Current Report on form 8-K on February 7, 2005 relating to the entry into a material definitive agreement and the completion of the disposition of assets

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (a) Audit Fees

      The aggregate fees billed for each of fiscal 2004 and fiscal 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings ort engagements for those fiscal years was $45,917 and $43,667, respectively.

      (b) Audit-Related Fees

      No fees were billed in each of fiscal 2004 and fiscal 2003 for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the Company's financial statements.

      (c) Tax Fees

      No fees were billed in fiscal 2004 or fiscal 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

      (d) All Other Fees

      No fees were billed in each of fiscal 2004 and fiscal 2003 for products and services provided by the principal accountant.

      (e) The Company did not have an audit committee during fiscal 2004 or fiscal 2003.

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

Notes to Consolidated Financial Statements                            F-6 - F-16

The Board of Directors and Shareholders
International Imaging Systems, Inc. and Subsidiaries
(Successor to A.M.S. Marketing, Inc.)
Ft. Lauderdale, Florida

INDEPENDENT AUDITOR'S REPORT
----------------------------



      I have audited the accompanying balance sheet of International Imaging Systems, Inc. and Subsidiaries (Successor to A.M.S. Marketing, Inc.) as of December 31, 2004, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Systems, Inc. and Subsidiaries (Successor to A.M.S. Marketing, Inc.) as of December 31, 2004, and the results of operations and its cash flows for each of the two years ended December 31, 2004 in conformity with auditing standards generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has suffered substantial losses from operations, has negative working capital and a shareholders' deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
March 31, 2005
April 13, 2005 as to the last paragraph of Note H

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


ASSETS

CURRENT ASSETS:
    Cash                                                           $     79,924
    Accounts Receivable - Net of Allowance for Doubtful
        Accounts of $60,920                                             160,307
    Note Receivable - Current                                            53,624
    Net Assets of Discontinued Operations                                 6,188
                                                                   ------------

        TOTAL CURRENT ASSETS                                            300,043

PROPERTY AND EQUIPMENT                                                    5,572

NOTE RECEIVABLE - Non-Current                                            67,362

OTHER ASSETS:
    Security Deposits                                                     3,700
                                                                   ------------

TOTAL ASSETS                                                       $    376,677
                                                                   ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                        $    710,677
    Accounts Payable                                                    573,484
    Accrued Expenses                                                     29,646
                                                                   ------------

        TOTAL CURRENT LIABILITIES                                     1,313,807

NOTES PAYABLE - Non-Current                                              29,401
                                                                   ------------

TOTAL LIABILITIES                                                     1,343,208
                                                                   ------------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,028,700 Shares Issued and Outstanding               6,029
    Additional Paid-In Capital                                           96,134
    Accumulated Deficit                                              (1,068,694)
                                                                   ------------

                TOTAL SHAREHOLDERS' DEFICIENCY                         (966,531)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    376,677
                                                                   ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2004 AND 2003


                                                     2004              2003
                                                 ------------      ------------

NET SALES                                        $  2,796,936      $  3,524,948

COST OF GOODS SOLD                                  2,156,773         2,783,975
                                                 ------------      ------------

GROSS PROFIT                                          640,163           740,973

GENERAL AND ADMINISTRATIVE EXPENSES                 1,278,389         1,346,834

GAIN ON SALE OF ASSETS                               (171,885)               --
                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS                      (466,341)         (605,861)

INCOME FROM DISCONTINUED OPERATIONS                     3,174                --
                                                 ------------      ------------

NET LOSS                                         $   (463,167)     $   (605,861)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
        Basic                                       6,028,700         5,170,815
                                                 ------------      ------------
        Diluted                                     6,028,700         5,170,815
                                                 ------------      ------------

BASIC AND DILUTED INCOME (LOSS)
    PER COMMON SHARE:
        Continuing Operations                    $       (.08)     $       (.12)
        Discontinued Operations                            --                --
                                                 ------------      ------------

NET LOSS                                         $       (.08)     $       (.12)
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                               PREFERRED STOCK          COMMON STOCK
                               $.001 PAR VALUE         $.001 PAR VALUE        ADDITIONAL                  PRE-MERGER
                             -------------------    -----------------------    PAID-IN     (ACCUMULATED     MEMBERS'
                              SHARES     AMOUNT       SHARES       AMOUNT      CAPITAL       DEFICIT)       CAPITAL        TOTAL
                             --------   --------    ----------   ----------   ----------    -----------    ----------    ----------
BALANCE - December 31, 2002        --   $     --            --   $       --   $       --    $       334    $   84,772    $   85,106

   RECAPITALIZATION OF
     SHAREHOLDERS' EQUITY
     IN CONNECTION WITH
     MERGER OF A.M.S
     MARKETING, INC. AND
     ADVANCED IMAGING
     SYSTEMS, LLC                  --         --     4,656,200        4,656       (1,088)            --            --         3,568

   COMMON STOCK ISSUED
     IN CONNECTION
     WITH MERGER                   --         --     1,200,000        1,200       (1,200)            --            --            --

   RECLASSIFICATION OF
     (PRE-MERGER)
     MEMBERS' EQUITY
     TO ADDITIONAL
     PAID-IN CAPITAL               --         --            --           --       84,772             --       (84,772)           --

   COMMON STOCK ISSUED
     FOR CONSULTING
     SERVICES                      --         --         6,000            6        2,994             --            --         3,000

   "EQUITY INCENTIVE
     PROGRAM" - COMMON
     STOCK ISSUED                  --         --       166,500          167       10,656             --            --        10,823

    NET (LOSS) FOR PERIOD          --         --            --           --           --       (605,861)           --      (605,861)
                             --------   --------    ----------   ----------   ----------    -----------    ----------    ----------

BALANCE - December 31, 2003        --         --     6,028,700        6,029       96,134       (605,527)           --      (503,364)

    NET (LOSS) FOR PERIOD          --         --            --           --           --       (463,167)           --      (463,167)
                             --------   --------    ----------   ----------   ----------    -----------    ----------    ----------

BALANCE - December 31, 2004        --   $     --     6,028,700   $    6,029   $   96,134    $(1,068,694)   $       --    $ (966,531)
                             ========   ========    ==========   ==========   ==========    ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                2004              2003
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                              $   (463,167)     $   (605,861)
    Adjustments to Reconcile Net (Loss)
        to Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable           60,920            53,108
            Depreciation                                          54,903            47,628
            Gain on Sale of Assets                              (171,885)               --
            Net Assets of Discontinued Operations                 (6,188)            3,568
            Non-Cash Stock Compensation                               --            13,656
    Change in Operating Assets and Liabilities:
        Accounts Receivable                                      205,925          (286,134)
        Loans to Officers                                             --             2,769
        Inventories                                              141,185            10,177
        Accounts Payable                                         113,600           280,074
        Accrued Expenses                                         (15,587)           21,813
        Customer Deposits                                             --            15,387
                                                            ------------      ------------
              NET CASH (USED) BY OPERATING ACTIVITIES            (80,294)         (443,815)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for Property and Equipment                      (11,517)          (65,280)
    Proceeds from Sale of Property and Equipment                 122,576                --
                                                            ------------      ------------
              NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES                           111,059           (65,280)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings - Shareholders                      373,500         1,452,751
    Repayment of Borrowings  - Shareholders                     (341,094)         (930,932)
    Proceeds from Stock Issuance                                      --               167
                                                            ------------      ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES           32,406           521,986
                                                            ------------      ------------

NET INCREASE IN CASH                                              63,171            12,891

CASH - Beginning of Period                                        16,753             3,862
                                                            ------------      ------------

CASH - End of Period                                        $     79,924      $     16,753
                                                            ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                           $     40,108      $     15,750
                                                            ============      ============
    Income Taxes Paid                                       $         --      $         --
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

              The Company, through its wholly-owned subsidiary, Advanced Imaging Systems, LLC ("AIS"), is principally engaged in the sale of telephone credit cards, check cashing cards and security cards of all types. The Company markets such products domestically and abroad. The Company also markets pre-owned, brand name photocopier machines for an unrelated party.

           Basis of Presentation:
              The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and accounts have been eliminated.

              On July 31, 2003, A.M.S. Marketing, Inc, ("AMS") acquired 100% ownership of "AIS" in exchange for 1,200,000 shares of its previously unissued common stock. Prior to the execution of the exchange agreement, the members (owners) of "AIS" purchased, directly from an existing "AMS" shareholder, 3,600,000 shares of "AMS" common stock. The combined result of the foregoing transactions is that the previous owners of "AIS" own 81.96% of the outstanding common stock of "AMS".

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

           Financial Instruments:
              The carrying values of cash, accounts receivable, accounts payable, and notes payable approximate fair value at December 31, 2004.

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

           Earnings or (Loss) Per Common Share:
              Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note
              H) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the years ended December 31, 1004 and 2003 because their effect would have been anti-dilutive.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

           Recent Accounting Pronouncements:
              In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement No. 123, Accounting for Stock Based Compensation, entitled "Share Based Payments". The Statement is effective for small business issuers for periods after December 15, 2005, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the alternative to use the "intrinsic value method" of accounting that was previously provided in the original version of Statement No. 123. Under that method, issuance of stock options to employees generally resulted in recognition of no compensation cost. The recently issued revision requires entities to recognize the cost of employee services received in exchange for award of equity instruments based on the grant date fair value of those awards.

              In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". The Statement is effective for fiscal periods beginning after June 15, 2005, and eliminates certain differences that existed between U.S. accounting standards for nonmonetary transactions and those standards provided by International Accounting Standard No. 16, "Property, Plant and Equipment" and International Accounting Standard No. 38, "Intangible Assets". The Statement eliminates the exceptions to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

              Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE B  -  PROPERTY AND EQUIPMENT -

           Property and equipment consists of the following at December 31, 2004:

                  Furniture and Fixtures                      $   1,825
                  Machinery and Equipment                         6,747
                                                              ---------
                                                                  8,572
                  Accumulated Depreciation                       (3,000)
                                                              ---------
                                                              $   5,572
                                                              =========


NOTE C  -  STOCK COMPENSATION PLAN -

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

           As of December 31, 2003, no stock options were granted under the Program. 172,500 common shares were issued to employees and consultants during 2003 for past services. The fair value of the shares issued amounted to $13,823 and is included in General and Administrative Expenses in the accompanying Consolidated Statement of Operations.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE D  -  COMMON AND PREFERRED STOCK -

           In October 2003, the Company amended its Certificate of Incorporation to increase the total number of authorized shares to 30,000,000 consisting of 1,000,000 shares of preferred stock and 29,000,000 shares of common stock.

           At December 31, 2004 no shares of preferred stock were issued or outstanding. Additionally, the Board of Directors has not designated any voting powers, preferences, participation rights or other special rights relating to the preferred stock.


NOTE E  -  CONCENTRATION OF RISK -

           Customers:
              Six of the Company's major customers account for 62% and 53% of sales revenues in 2004 and 2003, respectively. Sales to a single customer amounted to 20% and 28% of sales in 2004 and 2003, respectively.


NOTE F  -  COMMITMENTS -

           Rent:
              The Company leases its facilities, under a lease expiring May, 2005. Rental expense amounted to $44,114 in 2004 and $45,610 in 2003. The Company is committed to total minimal annual rental payments as follows:

                                2005        $18,125

           Consulting Agreement:
              In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $4,000 plus expense reimbursements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE F  -  COMMITMENTS - (continued) -

           Employment Agreements:
              In July, 2003, the Company entered into three year employment contracts with five individuals considered to be key employees. The contracts provide for annual remuneration aggregating approximately $281,000 with cost of living increases in the last two years of the contracts. In addition, the contracts provide for expense account allowances aggregating $30,000 annually.

           Annual compensation for individuals covered by employment agreements at December 31, 2004 amounted to $249,000.


NOTE G  -  PRO FORMA MERGER INFORMATION -

           Unaudited pro forma operating results for the Company, assuming the merger of International Imaging Systems, Inc. (successor to A.M.S. Marketing, Inc.) and Advanced Imaging Systems, LLC occurred at the beginning of each period presented are as follows:

                                                                       2003
                                                                    ----------

                 Net Sales                                          $3,529,448
                                                                    ----------

                 Net (Loss)                                         $ (609,429)
                                                                    ----------

                 Basic (Loss) Per Common Share                      $     (.12)
                                                                    ----------

                 Diluted (Loss) Per Common Share                    $     (.12)
                                                                    ----------

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE H -   NOTES PAYABLE -

           Notes payable consist of the following at December 31, 2004:

             6% Note Payable - Shareholder - Due in monthly
             installments of $1,500, including interest -
             Maturing in August, 2007                                 $  45,121

             12% Note Payable - Shareholder - Paid in January, 2005      30,397

             Demand Loans Payable - Shareholders - Working capital
             advances bearing no interest and expected to be repaid
             within one year                                            129,560

             6% Exchangeable Notes Payable - Maturing at various
             times through December, 2005. The notes may be exchanged
             for common stock at maturity, at the discretion of the
             lenders based upon an exchange price of $.50 per common
             share for each dollar owed. Included in this amount are
             notes to shareholders amounting to $105,000.               535,000
                                                                      ---------
                                                                        740,078
             Deduct Current Portion                                    (710,677)
                                                                      ---------
                                                                      $  29,401
                                                                      =========

           Interest expense amounted to $38,758 and $28,392 for the years ended December 31, 2004 and 2003, respectively.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE H -   NOTES PAYABLE - continued -

           The maturities of notes and loans payable for each of the succeeding five years subsequent to the current year are as follows:

                    DECEMBER 31,                                  AMOUNT
                    ------------                                  ------

                        2005                                     $710,677
                        2006                                       16,690
                        2007                                       12,711
                        2008                                           --
                        2009                                           --

           Representatives of certain note holders have claimed the notes to be in default due to the asset sale discussed in Note J.

           On April 10, 2005, a $50,000 exchangeable note matured. The note was settled with the issuance of 100,000 shares of common stock.


NOTE I  -  INCOME TAXES -

           The Company has a net operating loss carryforward of approximately $1,107,000, which may be carried forward through the year 2024, to offset future taxable income.

           Deferred tax assets, amounting to approximately $292,000, relating to the potential tax benefit of future tax deductions was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

               Accounts Receivable Allowance              $  15,230
               Net Operating Loss Carryforward              276,672
                                                          ---------

                         Total Deferred Tax Assets          291,902

               Valuation Allowance                         (291,902)
                                                          ---------

               Net Deferred Tax Assets                    $      --
                                                          =========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE I  -  INCOME TAXES - continued -

           The valuation allowance changed during 2004 resulting from the increase in the net operating loss carryforward and allowance for doubtful accounts.


NOTE J  -  RELATED PARTY TRANSACTIONS -

           Sales:
              Sales to customers related to employees of the Company amounted to $156,204 in 2004 and $263,310 in 2003.

           Promotional Fees:
              During the periods ended December 31, 2004 and 2003, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $7,000 and $23,255, respectively.

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

           Asset Sale:
              On December 30, 2004, the Company sold, for $354,801, substantially all of its property and equipment, inventory, trade name of the operating subsidiary ("Advanced Imaging Systems"), customer lists, intellectual rights to the Company's printing proprietary software, and other tangible personal property used in its commercial printing operation, to an entity owned by one of the Company's principal suppliers and the Company's production manager. In addition, the buyer agreed to employ the Company's commercial printing sales and production staff, sign a two-year non-compete agreement, and to sublease the Company's offices and production facilities. The seller retained its accounts receivable and accounts payable. The buyer has agreed to assist the Company in the collection of outstanding accounts receivable and to refrain from providing services to the Company's delinquent customers.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE J  -  RELATED PARTY TRANSACTIONS - continued -

           The sale resulted in a gain of $171,885. Cash, of $122,576 was received, and the Company will receive monthly principal and interest payments of $5,365 through January, 2007, pursuant to a 6% promissory note collateralized by the sold assets and personally guaranteed by the buyer and one of its principals.

           The Company is continuing its sales and marketing efforts in the same industry, as an agent.


NOTE K  -  PENDING SPIN-OFF -

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

           At December 31, 2004, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations for the year ended December 31, 2004 are presented in the consolidated financial statements of International Imaging Systems, Inc. and Subsidiaries as Income from Discontinued Operations.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE K  -  PENDING SPIN-OFF -

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


NOTE L  -  NON-MONETARY TRANSACTIONS -

           During 2004, the Company sold finished manufactured goods to certain suppliers for non-cash consideration amounting to $57,341. Payment was received in the form of supplies and materials. The transactions were valued at the Company's customary selling prices.


NOTE M  -  GOING CONCERN -

           A net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps to achieve profitable operations by restructuring its sales pricing policies and outsourcing its production. In addition, the Company is negotiating with other companies to generate revenues from the brokerage of products in the same line of business. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 27, 2005
                                  INTERNATIONAL IMAGING SYSTEMS, INC.

                                  By: /s/ C. LEO SMITH
                                      ------------------------------------------
                                      Name:  C. Leo Smith
                                      Title: President, Chief Executive Officer
                                               and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

                              President, Chief Executive
/s/ C. LEO SMITH              Officer, Chief Financial Officer   April 27, 2005
------------------------      and Director
C. Leo Smith

/s/ ALEX SERAFIANOS           Director                           April 27, 2005
------------------------
Alex Serafianos