Form 10QSB
period 2005-03-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2005-05-24
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         COMMISSION FILE NUMBER: 0-25413


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


                6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309
                ------------------------------------------------
                    (Address of Principal Executive Offices)


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

                                YES [X]   NO [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of May 16, 2005 the Registrant had 6,028,700 shares of common stock outstanding.

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 2005

                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheet as of March 31, 2005 (unaudited)          1

         Consolidated Statements of Operations for the three months
         ended March 31, 2005 and 2004 (unaudited)                            2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2005 and 2004 (unaudited)                            3

         Notes to Consolidated Financial Statements                           4

Item 2   Management's Discussion and Analysis or Plan of Operation           14

Item 3   Controls and Procedures                                             16

PART II

Item 1   Legal Proceedings                                                   17

Item 2   Changes in Securities                                               17

Item 3   Defaults Upon Senior Securities                                     17

Item 4   Submission of Matters to a Vote of Security Holders                 17

Item 5   Other Information                                                   17

Item 6   Exhibits and Reports on Form 8-K                                    17

Signature                                                                    18

Exhibit 31.1                                                                 19

Exhibit 32.1                                                                 20

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Consolidated Balance Sheet                                                  1

Consolidated Statements of Operations                                       2

Consolidated Statements of Cash Flows                                       3

Notes to Consolidated Financial Statements                                 4-13

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

ASSETS
CURRENT ASSETS:
    Cash                                                    $        963
    Accounts Receivable - Net of Allowance for
      Doubtful Accounts of $61,033                                49,007
    Note Receivable - Current                                     59,301
    Net Assets of Discontinued Operations                         11,765
    Advances to Customer                                         100,000
                                                            ------------

        TOTAL CURRENT ASSETS                                     221,036

PROPERTY AND EQUIPMENT                                             6,618
NOTE RECEIVABLE - Non-Current                                     52,202

OTHER ASSETS:
    Security Deposits                                              3,700
                                                            ------------

TOTAL ASSETS                                                $    283,556
                                                            ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                 $    779,283
    Accounts Payable                                             516,951
    Accrued Expenses                                              25,248
                                                            ------------
        TOTAL CURRENT LIABILITIES                              1,321,482

NOTES PAYABLE - Non-Current                                       25,321
                                                            ------------

TOTAL LIABILITIES                                              1,346,803
                                                            ------------
SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
     Authorized; -0- Shares Issued and Outstanding                    --
    Common Stock - $.001 Par Value - 29,000,000 Shares
     Authorized; 6,028,700 Shares Issued and Outstanding           6,029
    Additional Paid-In Capital                                    96,134
    Accumulated Deficit                                       (1,165,410)
                                                            ------------

        TOTAL SHAREHOLDERS' DEFICIENCY                        (1,063,247)
                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $    283,556
                                                            ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                     2005           2004
                                                 ------------   ------------
REVENUES                                         $     64,819   $    906,605

COST OF GOODS SOLD                                         --        648,193
                                                 ------------   ------------
GROSS PROFIT                                           64,819        258,412

GENERAL AND ADMINISTRATIVE EXPENSES                   180,560        304,980

OTHER INCOME                                           19,025             --
                                                 ------------   ------------
(LOSS) FROM CONTINUING
 OPERATIONS                                           (96,716)       (46,568)

INCOME FROM DISCONTINUED OPERATIONS -
 Net of Tax                                                --          1,200
                                                 ------------   ------------

NET (LOSS)                                       $    (96,716)  $    (45,368)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
   Basic                                            6,028,700      6,028,700
                                                 ------------   ------------
   Diluted                                          6,028,700      6,028,700
                                                 ------------   ------------
NET (LOSS) PER COMMON SHARE:
   Basic                                         $      (.016)  $      (.007)
                                                 ============   ============
   Diluted                                       $      (.016)  $      (.007)
                                                 ============   ============

See accompanying notes to consolidated financial statements.


                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               2005           2004
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                               $    (96,716)  $    (45,368)
  Adjustments to Reconcile Net (Loss)
   to Net Cash (Used) by Operating Activities:
     Provision for Losses on Accounts Receivable                    113        (28,784)
     Depreciation                                                   306         13,347
     Change in Net Assets of Discontinued Operations             (5,577)        (1,200)
     Gain on extinguishment of Debt                             (17,780)            --
  Change in Operating Assets and Liabilities:
   Accounts Receivable                                         (111,187)       (35,800)
   Advances to Customer                                        (100,000)            --
   Inventories                                                       --        (27,521)
   Accounts Payable                                             (38,753)        45,841
   Accrued Expenses                                              (4,398)        23,723
   Customer Deposits                                                 --         (3,747)
                                                           ------------   ------------
         NET CASH (USED) BY OPERATING ACTIVITIES               (151,618)       (54,509)
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on Note Receivable                                  9,483
  Expenditures for Property and Equipment                        (1,352)            --
                                                           ------------   ------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                8,131             --
                                                           ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings                                      139,897        195,600
  Repayment of Borrowings                                       (75,371)      (157,844)
                                                           ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES               64,526         37,756
                                                           ------------   ------------
NET (DECREASE) IN CASH                                          (78,961)       (16,753)

CASH - Beginning of Period                                       79,924         16,753
                                                           ------------   ------------
CASH - End of Period                                       $        963   $         --
                                                           ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                            $      8,007   $      9,818
                                                           ============   ============
  Income Taxes Paid                                        $         --   $         --
                                                           ============   ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           In January, 2005 the Company entered into the employee leasing business.

         Basis of Presentation:
           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Advanced Imaging Systems, LLC, Renewable Assets, Inc., Advanced Staffing, Inc., and Accurate Images, Inc. Intercompany transactions and accounts have been eliminated.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

         Financial Instruments:
           The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at March 31, 2005.

         Property and Equipment:
           Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives. The depreciation of leasehold improvements is based on the shorter of the lease term or the life of the improvement. The carrying value of property and equipment is assessed when factors indicating impairment is present. The Company determines fair value by obtaining market quotes for replacement property.

         Revenue:
           Revenue is recognized when materials are shipped. Personnel placement fees are recorded upon completion of contract terms.

         Advertising:
           Advertising costs are expensed as incurred.

         Earnings or (Loss) Per Common Share:
           Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note H) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the periods ended March 31, 2005 and 2004 because their effect would have been anti-dilutive

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

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

           In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". The Statement is effective for fiscal periods beginning after June 15, 2005, and eliminates certain differences that existed between U.S. accounting standards for nonmonetary transactions and those standards provided by International Accounting Standard No. 16, "Property, Plan and Equipment" and International Accounting Standard No. 38, "Intangible Assets". The Statement eliminates the exceptions to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

           Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE B - ADVANCES TO CUSTOMER -

         The Company paid non-interest bearing, advances of $100,000 to a customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. Accurate Images, Inc., will be exclusive sales agent for "Alcard". The loan is expected to be assigned to the Company's shareholders as repayment of obligations owing to them.

NOTE C - PROPERTY AND EQUIPMENT -

         Property and equipment consists of the following at March 31, 2005:

              Machinery and Equipment                 $     6,747
              Furniture and Fixtures                        1,825
              Leasehold Improvements                        1,352
                                                      -----------
                                                            9,924
              Accumulated Depreciation                     (3,306)
                                                      -----------
                                                      $     6,618
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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - COMMON AND PREFERRED STOCK -

         At March 31, 2005 no shares of preferred stock were issued or outstanding. Additionally, the Board of Directors has not designated any voting powers, preferences, participation rights or other special rights relating to the preferred stock.

NOTE F - CONCENTRATION OF RISK -

         Customers:
           Three of the Company's major customers accounted for 100% of the revenues for the three months ended March 31, 2005. Revenues from a single customer amounted to 60% of total revenues.


NOTE G - COMMITMENTS -

         Rent:
           The Company leases its facilities, under a lease expiring May, 2005. Net rental expense, after deducting sublease income of $11,399, amounted to $792 for the three months ended March 31, 2005.

         Consulting Agreement:
           In April, 2003, the Company entered into a three-year management services contract with a shareholder. The agreement provides for monthly payments of $4,000, plus expense reimbursements.

         Employment Agreements:
           In July, 2003, the Company entered into three year employment contracts with certain individuals considered to be key employees. The contracts provide for annual remuneration aggregating approximately $281,000 with cost of living increases in the last two years of the contracts. In addition, the contracts provide for expense account allowances aggregating to $30,000 annually.

           Compensation for individuals covered by employment agreements amounted to $46,020 for the three months ended March 31, 2005.


                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE H - NOTES PAYABLE -

         Notes payable consist of the following at March 31, 2005:

           6% Note Payable - Shareholder - Due in monthly installments of
           $1,500, including interest - Maturing in August, 2007                     $     41,279

           Demand Loans Payable - Shareholders - Working capital advances
           bearing no interest and expected to be repaid within one year                  228,325

           6% Exchangeable Notes Payable - Maturing at various times through
           December, 2005. The notes may be exchanged for common stock at maturity, at the discretion of the lenders based upon an exchange price of $.50 per common share for each dollar owed. Included in this
           amount are notes to shareholders amounting to $105,000                         535,000
                                                                                     ------------
                                                                                          804,604
           Deduct Current Portion                                                        (779,283)
                                                                                     ------------
                                                                                     $     25,321
                                                                                     ============

           Interest expense amounted to $9,758 and $19,196 for the three months ended March 31, 2005 and 2004 respectively.

           The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

           DECEMBER 31,                                                                 AMOUNT
           ------------                                                              ------------
             2005                                                                    $    779,284
             2006                                                                          16,941
             2007                                                                           8,380
             2008                                                                              --
             2009                                                                              --

           Representatives of certain note holders have claimed the notes to be in default due to the asset sale discussed in Note J.

           On April 10, 2005, a $50,000 exchangeable note matured. The note holder agreed to settle the obligation with the issuance of 100,000 shares of common stock. The company intends to issue the shares in June 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - INCOME TAXES -

         The Company has a net operating loss carryforward of approximately $1,201,000, which may be carried forward through the year 2025, to offset future taxable income.

         Deferred tax assets, amounting to approximately $315,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

         Significant components of the Company's deferred tax assets are as follows:

           Accounts Receivable Allowance              $     15,258
           Net Operating Loss Carryforward                 300,354
                                                      ------------

                Total Deferred Tax Assets                  315,612

           Valuation Allowance                            (315,612)
                                                      ------------
           Net Deferred Tax Assets                    $         --
                                                      ============

         The valuation allowance changed during 2005 resulting from the increase in the net operating loss carryforward and allowance for doubtful accounts.

NOTE J - RELATED PARTY TRANSACTIONS -

         Promotional Fees:
           During the period ended March 31, 2005, the Company paid promotional/marketing development fees, to an entity owned by the Chief Executive Officer, of $4,500.

         Asset Sale:
           On December 30, 2004, the company sold, for $354,801, substantially all of its property and equipment, inventory, trade name of the operating subsidiary ("Advanced Imaging Systems"), customer lists, intellectual rights to the Company's printing proprietary software, and other tangible personal property used in its commercial printing operation, to an entity owned by one of the Company's former principal suppliers and the Company's former production manager. In addition, the buyer agreed to employ the Company's commercial printing sales and production staff, sign a two-year non-compete agreement, and to sublease the Company's offices and production facilities.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE J - RELATED PARTY TRANSACTIONS - continued -

         The Company retained its accounts receivable and accounts payable. The buyer has agreed to assist the Company in the collection of outstanding accounts receivable and to refrain from providing services to the Company's delinquent customers.

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

         The shares of Renewable Assets, Inc. have not been distributed pending compliance with applicable law.

         At March 31, 2005, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations are immaterial and not separately presented.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - GOING CONCERN -

         A net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps to achieve profitable operations by operating as a broker for companies in printing business and outsourcing its production. In addition, the Company is generating revenue from its newly formed personnel agency, Advanced Staffing International, Inc. The accompanying financial statements have been prepared on the basis of a Going Concern, and do not reflect any adjustments resulting from an alternative assumption.

NOTE M - OTHER INCOME -

         Other income consists of the following:

             Gain on extinguishment of debt            $    17,780
             Interest income                                 1,245
                                                       -----------
                                                       $    19,025
                                                       ===========

         The Company negotiated a settlement with one of its trade creditors on March 30, 2005. Payment was made in full settlement of the obligation subsequent to the date of the financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - SEGMENT REPORTING -

         The Company has three segments: Security card sales, photocopier sales, and personnel placement. Operating segments are identified on the basis of the nature of products or services offered for sale. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" footnote to the financial statements. There are no intersegment sales.

SEGMENT DATA
------------
                                        Security
                                          Card         Photocopier    Personnel
                                          Sales           Sales         Agency          Total
                                       ------------   ------------   ------------   ------------
Revenues                               $      8,466   $      7,470   $     56,353   $     72,289

Interest Income                               1,245             --             --          1,245

Interest Expense                              9,758             --             --          9,758

Depreciation                                    306             --             --            306

Segment Profit (Loss)                       (58,427)          (124)          2201        (56,350)


Segment Assets                              251,438         11,817         20,301        283,556

Expenditures for Long-Lived Assets            1,352             --             --          1,352


RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

                                         Revenues       Net Loss
                                       ------------   ------------
Segment Total                          $     72,289   $    (56,350)

Discontinued Operation                       (7,470)           124

Unallocated G&A Expenses

    Relating to Corporate Operations             --        (40,490)
                                       ------------   ------------

Consolidated Total                     $     64,819   $    (96,716)
                                       ============   ============

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
--------

         The Company was formed in July 1998 and since that time has engaged in the business of marketing pre-owned, brand name photocopiers for an unrelated third party, Office Furniture Warehouse, Inc. Such business is now carried out through the Company's wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation ("Renewable").

         Since July 2003 when the Company acquired Advanced Imaging Systems, LLC, a Delaware limited liability company, ("Advanced"), we have also engaged in the marketing, and until December 2004, the designing and manufacturing, of plastic and paper credit cards, primarily for the telecommunications industry. Advanced currently markets plastic and paper cards to such companies as Motorola, SBC Communications, Belize Telecom, and numerous other less well-known companies.

         Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly owned subsidiary, Accurate Images, Inc., a Florida corporation, ("Accurate"), entered into an oral Management Services Agreement with Alcard Mexico, S.A. ("Alcard"), an unrelated third party, pursuant to which Accurate had agreed to assist Alcard in the production of paper and plastic credit cards in Mexico. Accurate and the shareholders of Alcard had also agreed to advance Alcard the funds required for furniture, fixtures and leasehold improvements for the Mexico facility. Accurate's obligation was limited to a maximum of $300,000, all of which as of the date of this report has been advanced. Three of the Company's principal shareholders, Laura Palisa Mujica, Michael D'Angelo and Lara Sarafianos, loaned Accurate the funds that it advanced to Alcard.

         In May 2005, as a result of ongoing discussions between Accurate and Alcard and the hiring by Alcard of a Mexican national to manage the facility, the oral agreement between Accurate and Alcard was changed from a Management Services Agreement to a Sales and Marketing Agreement. Pursuant to the terms of the Sales and Marketing Agreement, Accurate has become the exclusive sales and marketing agent for Alcard and will be entitled to receive a percentage to be agreed upon of all of Alcard's sales after repayment of the advances made to Alcard by Accurate and the shareholders of Alcard. Accurate and Alcard intend to reduce the Sales and Marketing Agreement to writing in as soon as practicable. The final agreement is expected to contain the foregoing terms and such other terms and conditions as the parties may agree. In addition, Laura Palisa Mujica, Michael D'Angelo and Lara Sarafianos have agreed to accept an assignment of the notes executed by Alcard in favor of Accurate evidencing the advances by Accurate to Alcard in full satisfaction of their loans to Accurate.

         Also in January 2005 the Company formed Advanced Staffing International, Inc., a Florida corporation, ("Staffing"), that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In March 2005 Staffing commenced providing employees to its first client, Ramada Vacation Properties, an unrelated third party.

         As discussed below, the three month period ended March 31, 2005 (the "2005 First Quarter") was characterized by a 93 % decrease in sales as compared to the three month period ended March 31, 2004 (the "2004 First Quarter"), resulting in a net loss of $ 96,716 in the 2005 First Quarter as compared to a net loss of $ 45,368 in the 2004 First Quarter.

Results of Operations
---------------------

Sales

         Sales for the 2005 First Quarter were $ 64,819 as compared to sales of $ 906,605 for the 2004 First Quarter. Such decrease in sales was attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004. Substantially all of the sales in the 2005 First Quarter were attributable to Advanced and to Staffing.

Gross Profit

         Gross Profit as a percentage of sales ("Gross Margin") increased to 100 % in the 2005 First Quarter from approximately 28.50% in the 2004 First Quarter. As with the decrease in sales, such increase in Gross Margin was attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004.

General and Administrative Expenses

         General and Administrative Expenses ("G&A") were $ 180,560, or approximately 279 % of net sales in the 2005 First Quarter as compared to $ 304,980, or approximately 33.64% of net sales in the 2004 First Quarter. Once again, such increase in G&A as a percentage of net sales was attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004.

Other Expenses

         Interest expenses declined in the 2005 First Quarter to $ 9,758 from $19,196 in the 2004 First Quarter. Such decline was attributable to the satisfaction of debt during 2004.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the 2005 First Quarter through revenues from operations, the receipt of note payments, and shareholder advances of $ 139,897. As of March 31, 2005, the Company's principal sources of liquidity consisted of cash of $ 963, net accounts receivable of $ 49,007, and the current portion of a note receivable in the amount of $ 59,301, payable in monthly installments of $ 5,365. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future, assuming that the Company returns to profitable operations. Despite the efforts of the Company, however, no assurance can be given that operations will in fact return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that the Company will be able to find sources of financing on terms acceptable, if at all. If the Company does not find sources to finance its operations, it may become necessary for the Company to curtail certain of it business activities.

Item 3 Controls and Procedures

         (a)      Evaluation of Disclosure Controls and Procedures
                  ------------------------------------------------

                  Within the 90 days prior to the date of this Report, International Imaging Systems, Inc. (the "Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting each of them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Controls
                  -------------------

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                     PART II
                                OTHER INFORMATION

Item 1 Legal Proceedings

         On April 29, 2005 Advanced Imaging Systems, LLC was served with a Summons and Complaint by Gould Paper Corporation. Legal counsel for the Company was successful in securing an extension of time to May 31, 2005 to respond to said Summons and Complaint. The Company is currently conferring with its legal counsel relative to such matter.

Item 2 Changes in Securities

         None

Item 3 Defaults Upon Senior Securities

         None

Item 4 Submission of Matters to a Vote of Security Holders

         None

Item 5 Other Information

         None

Item 6 Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer and the
                       Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer and the
                       Chief Financial Officer pursuant to 18 U.S.C. Section
                       1350.

         (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on
                  February 7, 2005 relating to the entering into a definitive material agreement and the disposition of assets.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


INTERNATIONAL IMAGING SYSTEMS, INC.

By: /s/ C. LEO SMITH
    --------------------------------------
    C. Leo Smith, Chief Executive Officer,
    Chief Financial Officer, and President

Dated: May 23, 2005