Form 10QSB
period 2005-06-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2005-08-17
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       Or

     { }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

          2419 E. Commercial Blvd, Suite 307, Ft. Lauderdale, FL 33308
                    (Address of Principal Executive Offices)

                                 (954) 772-5501
                (Issuer's Telephone Number, Including Area Code)

                6689 N.W. 16th Terrace, Ft. Lauderdale, FL 33309
                  (Former Address of Issuer Since Last Report)

Check whether the Issuer (1), has filed all Reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES {X} NO { }

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of August 5, 2005 the Registrant had 6,028,700 shares of common stock outstanding.

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB

                  For the quarterly period ended June 30, 2005

                                      INDEX


                                                                            Page

PART I       FINANCIAL INFORMATION

Item 1       Consolidated Balance Sheet as of June 30, 2005 (unaudited)      1

             Consolidated Statements of Operations for the three
             months and six months ended June 30, 2005 and 2004
             (unaudited)                                                     2

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2005 and 2004 (unaudited)                        3

             Notes to Consolidated Financial Statements                   4-12

Item 2       Management's Discussion and Analysis or Plan of Operation      13

Item 3       Controls and Procedures                                        15

PART II

Item 1       Legal Proceedings                                              16

Item 2       Changes in Securities                                          16

Item 3       Defaults Upon Senior Securities                                16

Item 4       Submission of Matters to a Vote of Security Holders            16

Item 5       Other Information                                              16

Item 6       Exhibits and Reports on Form 8-K                               16

Signature                                                                   17

Exhibit 31.1                                                                18

Exhibit 32.1                                                                20

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005


                                     ASSETS

CURRENT ASSETS:
    Accounts Receivable - Net of Allowance for Doubtful
        Accounts of $85,920                                         $    33,726
    Net Assets of Discontinued Operations                                13,867
    Advances to Customer                                                359,051
                                                                    -----------
        TOTAL CURRENT ASSETS                                            406,644

PROPERTY AND EQUIPMENT                                                    4,960

OTHER ASSETS:
    Security Deposits                                                     3,626
                                                                    -----------

TOTAL ASSETS                                                        $   415,230
                                                                    ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                         $ 1,108,644
    Accounts Payable                                                    529,540
    Accrued Expenses                                                     33,321
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                     1,671,505

NOTES PAYABLE - Non-Current                                              22,567
                                                                    -----------

TOTAL LIABILITIES                                                     1,694,072
                                                                    -----------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                      --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,028,700 Shares Issued and Outstanding               6,029
    Additional Paid-In Capital                                           96,134
    Accumulated Deficit                                              (1,381,005)
                                                                    -----------
                TOTAL SHAREHOLDERS' DEFICIENCY                       (1,278,842)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   415,230
                                                                    ===========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                        SIX MONTHS ENDED              THREE MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                    --------------------------    --------------------------
                                        2005           2004           2005           2004
                                    -----------    -----------    -----------    -----------
REVENUES                            $   306,877    $ 1,611,195    $   242,058    $   704,590

COST OF GOODS SOLD                         --        1,150,101           --          501,908
                                    -----------    -----------    -----------    -----------

GROSS PROFIT                            306,877        461,094        242,058        202,682

GENERAL AND ADMINISTRATIVE
    EXPENSES                           (583,520)      (683,607)      (402,960)      (378,627)

OTHER INCOME (LOSS)                     (37,647)          --          (56,672)          --
                                    -----------    -----------    -----------    -----------

(LOSS) FROM CONTINUING
    OPERATIONS                         (314,290)      (222,513)      (217,574)      (175,945)

INCOME FROM DISCONTINUED
    OPERATIONS                            1,979          1,855          1,979            655
                                    -----------    -----------    -----------    -----------

NET (LOSS)                          $  (312,311)   $  (220,658)   $  (215,595)   $  (175,290)
                                    ===========    ===========    ===========    ===========

BASIC AND DILUTED (LOSS)
    PER SHARE                       $     (.052)   $     (.037)   $     (.036)   $     (.029)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING:
        Basic and Diluted             6,028,700      6,028,700      6,028,700      6,028,700
                                    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                  2005          2004
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                 $ (312,311)   $ (220,658)
    Adjustments to Reconcile Net (Loss) to
        Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable            25,000          --
            Gain on Extinguishment of Debt                        (17,780)         --
            Loss on Sale of Note Receivable                        56,672          --
            Depreciation                                              612        27,594
            Net Assets of Discontinued Operations                  (7,679)       (4,869)
     Change in Operating Assets and Liabilities:
        Accounts Receivable                                       101,581        61,746
        Advances to Customer                                     (359,051)         --
        Inventories                                                  --          27,151
        Accounts Payable                                          (26,164)      107,959
        Accrued Expenses                                            3,675        (7,397)
        Customer Deposits                                              74           470
                                                               ----------    ----------
              NET CASH (USED) BY OPERATING ACTIVITIES            (535,371)       (8,004)
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections of Note Receivable                                 64,314          --
    Expenditures for Property and Equipment                          --         (10,167)
                                                               ----------    ----------
              NET CASH (USED) BY INVESTING ACTIVITIES              64,314       (10,167)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                      545,600       304,500
    Repayment of Borrowings                                      (154,467)     (303,082)
                                                               ----------    ----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES           391,133         1,418
                                                               ----------    ----------

NET (DECREASE) IN CASH                                            (79,924)      (16,753)

CASH - Beginning of Period                                         79,924        16,753
                                                               ----------    ----------

CASH - End of Period                                           $     --      $     --
                                                               ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                              $   17,447    $   30,559
                                                               ==========    ==========
    Income Taxes Paid                                          $     --      $     --
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

               The Company, through its wholly-owned subsidiary, Advanced Staffing, Inc., is principally engaged in the employee leasing business. The Company also sells plastic and paper security cards domestically and abroad, and markets pre-owned, brand name photocopier machines for an unrelated party.

          Basis of Presentation:
               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Advanced Staffing, Inc., Advanced Imaging Systems, LLC, Renewable Assets, Inc. and Accurate Images, Inc. Intercompany transactions and accounts have been eliminated.

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

          Financial Instruments:
               The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at June 30, 2005.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

          Revenue:
               Personnel placement fees are recorded upon completion of contract terms. Revenue is recognized when materials are shipped.

          Advertising:
               Advertising costs are expensed as incurred.

          Earnings or (Loss) Per Common Share:
               Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note H) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the periods ended June 30, 2005 and 2004 because their effect would have been anti-dilutive.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

          Recent Accounting Pronouncements (continued):
               In December, 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". The Statement is effective for fiscal periods beginning after June 15, 2005, and eliminates certain differences that existed between U.S. accounting standards for nonmonetary transactions and those standards provided by International Accounting Standard No. 16, "Property, Plant and Equipment" and International Accounting Standard No. 38, "Intangible Assets". The Statement eliminates the exceptions to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

               Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.


NOTE B  - ADVANCES TO CUSTOMER -

          The Company paid non-interest bearing advances of $353,010 to a customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. The loan is expected to be assigned to the Company's shareholders as repayment of obligations owing to them (see Note G).


NOTE C  - PROPERTY AND EQUIPMENT -

          Property and equipment consists of the following at June 30, 2005:

                Machinery and Equipment                    $   6,747
                Furniture and Fixtures                         1,825
                                                           ---------
                                                               8,572
                Accumulated Depreciation                      (3,612)
                                                           ---------
                                                           $   4,960
                                                           =========

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


NOTE E  - CONCENTRATION OF RISK -

          Customer:
               Revenues from a single customer amounted to 81% of total revenues.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F  - COMMITMENTS -

          Rent:
               On May 11, 2005, the Company entered into a three year office lease. Minimum annual rentals are as follows:

                         2006           $41,601
                         2007           $48,098
                         2008           $48,098

               The Company is also obligated to pay annual pro-rata operating expenses charged by the landlord and real estate taxes.

               Net rent expense amounted to $8,104 after deducting sublease income from related parties.


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

               Compensation for individuals covered by employment agreements amounted to $80,127 for the six months ended June 30, 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE G -  NOTES PAYABLE -

          Notes payable consist of the following at June 30, 2005:

               6% Note Payable - Shareholder - Due in monthly
               installments of $1,500, including interest -
               Maturing in August, 2007                          $   39,985

               Demand Loans Payable - Shareholders - Working
               capital advances bearing no interest                 506,226

               5% Demand Loan Payable                                 5,000

               6% Exchangeable Notes Payable - Maturing at
               various times through December, 2005. The notes
               may be exchanged for common stock at maturity, at
               the discretion of the lenders based upon an
               exchange price of $.50 per common share for each
               dollar owed. Included in this amount are notes to
               shareholders amounting to $105,000.                  535,000
                                                                 ----------
                                                                  1,131,211
               Deduct Current Portion                            (1,108,644)
                                                                 ----------
                                                                 $   22,567
                                                                 ==========

          Interest expense amounted to $25,125 and $30,559 for the six months ended June 30, 2005 and 2004, respectively.

          The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

                                                    AMOUNT
                                                    ------

                     2005                         $1,107,263
                     2006                             17,026
                     2007                              6,922
                     2008                             --
                     2009                             --

          Representatives of certain note holders have claimed the notes to be in default as a result of the 2004 bulk asset sale.

          Two exchangeable notes have matured through August 15, 2005, totaling $75,000. The note holder has agreed to settle the obligation with the issuance of 150,000 shares of common stock. The shares will be issued in August, 2005 in accordance with the lender's request.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H  - INCOME TAXES -

          The Company has a net operating loss carryforward of approximately $1,450,000, which may be carried forward through the year 2025, to offset future taxable income.

          Deferred tax assets, amounting to approximately $368,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

          Significant components of the Company's deferred tax assets are as follows:

                 Accounts Receivable Allowance                  $   21,500
                 Net Operating Loss Carryforward                   346,500
                                                                ----------

                    TOTAL DEFERRED TAX ASSETS                      368,000

                 Valuation Allowance                              (368,000)
                                                                ----------

                 NET DEFERRED TAX ASSETS                        $     --
                                                                ==========

          The valuation allowance changed during 2005 resulting from the increase in the net operating loss carryforward and allowance for doubtful accounts.


NOTE I  - RELATED PARTY TRANSACTIONS -

          Promotional Fees:
               During the period ended June 30, 2005, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500.

          Asset Sale:
               In connection with the Company's previous asset sale in 2004, it received a note receivable in the amount of $120,986 from the buyer, a former vendor.

               On June 13th, the note was discounted to the buyer for $50,000 resulting in a loss of $56,672.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J  - PENDING SPIN-OFF -

          On December 13, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the promotional services line of the business from the predecessor company, A.M.S. Marketing, Inc. The promotional services line of the business consists of marketing pre-owned photocopy machines.

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

          At June 30, 2005, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations are immaterial and not separately presented.


NOTE K  - OTHER INCOME (LOSS) -

          Other income consists of the following:

              Loss on Sale of Note Receivable             $ (56,672)
              Gain on extinguishment of debt  *              17,780
              Interest income                                 1,245
                                                          ---------
                                                          $ (37,647)
                                                          =========

          * The Company negotiated and paid a settlement of its trade creditors in 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L  - CONTINGENCIES -

          Litigation:
               Two final judgments, in the aggregate amount of $220,000, have been obtained against the Company's wholly owned subsidiary, Advanced Imaging Systems. In addition, creditors of Advanced Imaging Systems, owed an aggregate of approximately $60,000, have threatened suit in the event of non-payment of such outstanding debt. Advanced Imaging Systems does not have the resources to satisfy such judgments and/or claims and is attempting to negotiate settlements with the creditors. If such negotiations prove unsuccessful, the Board of Directors of Advanced Imaging Systems, and the Company, as the sole shareholder of Advanced Imaging Systems, will have to consider their alternatives, including the filing of a petition in bankruptcy by Advanced Imaging Systems.

          Going Concern:
               A net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management has taken steps to achieve profitable operations by operating as a broker for companies in printing businesses and outsourcing its production. In addition, the Company is generating revenue from its newly formed personnel agency, Advanced Staffing International, Inc. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

Item 2 Management's Discussion and Analysis or Plan of Operation

Overview
--------

     The Company was formed in July 1998 and since that time has engaged in the business of marketing pre-owned, brand name photocopiers and office furniture for Office Furniture Warehouse, Inc. Such business is now carried on through the Company's wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation, ("Renewable").

     Since July 2003 when the Company acquired Advanced Imaging Systems, LLC, a Delaware limited liability company, ("Advanced"), we have also engaged in the marketing, and until December 2004, the design and manufacturing of plastic and paper credit cards, primarily for the telecommunications industry. Advanced currently markets plastic and paper cards to such companies as Motorola, and to other less well-known companies.

     Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly owned subsidiary, Accurate Images, Inc., a Florida corporation, ("Accurate"), entered into an oral Management Services Agreement with Alcard Mexico, S.A., ("Alcard"), pursuant to which Accurate had agreed to assist Alcard in the production of paper and plastic credit cards in Mexico. Accurate and the shareholders of Alcard had also agreed to advance to Alcard the funds required for furniture, fixtures, and leasehold improvements for the Mexico facility. Accurate's obligation was limited to a maximum of $380,000, all of which as of the date of this report has been advanced. Three of the Company's principal shareholders, Laura Palisa Mujica, Michael D'Angelo, and Lara Sarafianos loaned Accurate the funds that it advanced to Alcard.

     In May 2005, subsequent to ongoing discussions between Accurate and Alcard, and the hiring by Alcard of a Mexican national to manage the facility, the oral agreement between Accurate and Alcard was changed from a Management Services Agreement to a Sales and Marketing Agreement. Pursuant to the terms of the Sales and Marketing Agreement, Accurate has become the exclusive world-wide sales and marketing agent for Alcard, and will be entitled to receive a yet to be determined percentage of all of Alcard's sales after the repayment of the advances made to Alcard by Accurate and Alcard's shareholders. Accurate and Alcard intend to reduce the Sales and Marketing Agreement to writing as soon as practicable. In addition, Laura Palisa Mujica, Michael D'Angelo, and Lara Sarafianos have agreed to accept (i) an assignment of a note in the amount of $325,000 to be executed by Alcard in favor of Accurate evidencing the advances by Accurate to Alcard, and (ii) a payment of $55,000 directly from Accurate in full satisfaction of their loans to Accurate. In June 2005 Alcard began manufacturing and shipping product to its first customer, Telefonica de Mexico.

Also in January 2005 the Company formed Advanced Staffing International, Inc., a Florida corporation, ("Staffing"), that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In March 2005 Staffing commenced providing employees to its first client, Ramada Vacation Properties.

     As discussed below, the three month period ended June 30, 2005 (the "2005 Second Quarter") was characterized by a 65 % decrease in sales as compared to the three month period ended June 30, 2004 (the "2004 Second Quarter"), resulting in a net loss of $215,595 in the 2005 Second Quarter as compared to a net loss of $175,290 in the 2004 Second Quarter.

Results of Operations
---------------------

Sales

     Sales for the 2005 Second Quarter were $242,058 as compared to sales of $ 704,590 for the 2004 Second Quarter, a decline of 66%. Sales for the six month period ended June 30, 2005 (the "2005 Period") were $306,877 as compared to sales of $1,611,195 for the same period in the prior year (the "2004 Period"), a decline of 81%. Such declines in sales were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004. Substantially all of the sales in the 2005 Second Quarter and in the 2005 Period were attributable to Advanced and to Staffing. Approximately 81% of total revenues during the Second Quarter were derived from a single customer.

Gross Profit

     Gross Profit as a percentage of sales ("Gross Margin") increased to 100 % in the 2005 Second Quarter from 29 % in the 2004 Second Quarter. Gross Margin increased to 100 % for the 2005 Period from 29 % for the 2004 Period. Consistent with the decreases in sales, such increases in Gross Margins were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004.

General and Administrative Expenses

General and Administrative Expenses ("G&A") were $402,960, or 166% of net sales in the 2005 Second Quarter as compared to $378,627, or 54% of net sales in the 2004 Second Quarter. G&A were $583,520, or 190% of sales for the 2005 Period as compared to $683,607, or 42% of sales for the 2004 Period. Once again, such increases in G&A as a percentage of net sales were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004 and the Company's entry into the employee leasing business.

Other Expenses

Interest expense increased in the 2005 Second Quarter to $15,367 from $11,363 in the 2004 Second Quarter. Interest expense declined for the 2005 Period to $25,125 from $30,559 in the 2004 Period. Such declines were attributable to additional borrowings in 2005 and the satisfaction of debt during 2004.


Liquidity and Capital Resources
-------------------------------

     The Company financed its operations during the six month period ended June 30, 2005 through revenues from operations, the receipt of note payments, and shareholder advances of $545,600. As of June 30, 2005 the Company's principal sources of liquidity consisted of net accounts receivable of $33,726. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future, assuming that the Company returns to profitable operations. Despite the efforts of the Company, however, no assurance can be given that operations will in fact return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that the Company will be able to find sources of financing on terms acceptable, if at all. If the Company does not find sources to finance its operations, it may become necessary for the Company to curtail certain of it business activities.

Two final judgments in the aggregate amount of $220,000 have been obtained against the Company's wholly owned subsidiary, Advanced Imaging Systems. In addition, creditors of Advanced Imaging Systems owed an aggregate of approximately $60,000 have threatened suit in the event of non-payment of such outstanding debt. Advanced Imaging Systems does not have the resources to satisfy such judgments and/or claims and is attempting to negotiate settlements with the creditors. If such negotiations prove unsuccessful, the board of directors of Advanced Imaging Systems, and the Company, as the sole shareholder of Advanced Imaging Systems, will have to consider all of their alternatives, including the filing of a petition in bankruptcy by Advanced Imaging Systems.

Item 3 Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

We conducted an evaluation, with the participation of the Chief Executive and Chief financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by International Imaging Systems, Inc. in the reports we filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert him in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

     (b) Changes in Controls
         -------------------

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 1 Legal Proceedings

     On April 29, 2005, the Company's wholly owned subsidiary, Advanced Imaging Systems, LLC, was served with a Summons and Complaint by Gould Paper Corporation in an action brought in Broward County, Florida, for payment of outstanding invoices in the amount of $176,799. On August 2, 2005, the plaintiff obtained a judgment against Advanced Imaging in the amount of $183, 274. The amount of the judgment has been reserved against in the Company's balance sheet. Advanced Imaging Systems has limited assets and intends to attempt to negotiate a settlement with the plaintiff. If such negotiations prove unsuccessful, the board of directors of Advanced Imaging Systems and the Company, as the sole shareholder of Advanced Imaging Systems, will have to consider all alternatives, including the filing of a petition in bankruptcy by Advanced Imaging Systems.


Item 2 Changes in Securities

     None

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


     32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

INTERNATIONAL IMAGING SYSTEMS, INC.

By: /s/ C. LEO SMITH
    --------------------------------------
    C. Leo Smith, Chief Executive Officer,
    Chief Financial Officer and President

Dated: August 16, 2005