Form 10QSB
period 2005-09-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2005-11-15
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

        2419 E. Commercial Boulevard, Suite 307, Ft. Lauderdale, FL 33308
                    (Address of Principal Executive Offices)

                                 (954) 772-5501
                (Issuer's Telephone Number, Including Area Code)


                  --------------------------------------------
                  (Former Address of Issuer Since Last Report)

Check whether the Issuer (1), has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 YES [ ] NO [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of November 15, 2005 the Registrant had 6,703,700 shares of common stock outstanding.

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB

                For the quarterly period ended September 30, 2005

                                      INDEX


                                                                            Page

PART I                    FINANCIAL INFORMATION

Item 1    Consolidated Balance Sheet as of September 30, 2005 (unaudited)     1

          Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2005 and 2004 (unaudited)       2

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2005 and 2004 (unaudited)                       3

          Notes to Consolidated Financial Statements                          4

Item 2    Management's Discussion and Analysis or Plan of Operation          14

Item 3    Controls and Procedures                                            16

PART II

Item 1    Legal Proceedings                                                  17

Item 2    Changes in Securities                                              17

Item 3    Defaults Upon Senior Securities                                    17

Item 4    Submission of Matters to a Vote of Security Holders                17

Item 5    Other Information                                                  17

Item 6    Exhibits and Reports on Form 8-K                                   18

Signature                                                                    18

Exhibit 31.1                                                                 19

Exhibit 32.1                                                                 20

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005


                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $      9,630
    Accounts Receivable                                                  60,108
    Net Assets of Discontinued Operations                                11,998
    Advances to Customer                                                355,214
                                                                   ------------
        TOTAL CURRENT ASSETS                                            436,950

PROPERTY AND EQUIPMENT                                                    4,654

OTHER ASSETS:
    Security Deposits                                                     4,051
                                                                   ------------

TOTAL ASSETS                                                       $    445,655
                                                                   ============


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable - Current                                        $  1,043,085
    Accounts Payable                                                    543,425
    Accrued Expenses                                                     36,539
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                     1,623,049

NOTES PAYABLE - Non-Current                                              18,386
                                                                   ------------

TOTAL LIABILITIES                                                     1,641,435
                                                                   ------------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,703,700 Shares Issued and Outstanding               6,704
    Additional Paid-In Capital                                          278,959
    Accumulated Deficit                                              (1,481,443)
                                                                   ------------
                TOTAL SHAREHOLDERS' DEFICIENCY                       (1,195,780)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    445,655
                                                                   ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                       NINE MONTHS ENDED               THREE MONTHS ENDED
                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                  ----------------------------    ----------------------------
                                      2005 *          2004            2005 *          2004
                                  ------------    ------------    ------------    ------------
REVENUES                          $    728,165    $  2,381,220    $    421,288    $    770,025

COST OF GOODS SOLD                          --       1,737,636              --         587,535
                                  ------------    ------------    ------------    ------------

GROSS PROFIT                           728,165         643,584         421,288         182,490

GENERAL AND ADMINISTRATIVE
    EXPENSES                         1,055,853         973,131         472,173         289,524

OTHER INCOME (LOSS)                    (37,647)             --              --              --
                                  ------------    ------------    ------------    ------------

(LOSS) FROM CONTINUING
    OPERATIONS                        (365,335)       (329,547)        (50,885)       (107,034)

INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS                         (47,414)          2,735         (49,553)            880
                                  ------------    ------------    ------------    ------------

NET (LOSS)                        $   (412,749)   $   (326,812)   $   (100,438)   $   (106,154)
                                  ============    ============    ============    ============

BASIC AND DILUTED (LOSS)
    PER SHARE                     $      (.068)   $      (.054)   $      (.016)   $      (.018)
                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING:
        Basic and Diluted            6,029,400       6,028,700       6,096,309       6,028,700
                                  ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

* Reclassified for comparative purposes.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                              2005            2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                            $   (412,749)   $   (326,812)
    Adjustments to Reconcile Net (Loss) to Net
        Cash Provided (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable         23,531              --
            Gain on Extinguishment of Debt                     (17,780)             --
            Loss on Sale of Note Receivable                     56,672              --
            Depreciation                                           918          41,593
            Net Assets of Discontinued Operations               (5,810)         (5,749)
            Stock Based Compensation                            48,000              --
     Change in Operating Assets and Liabilities:
        Accounts Receivable                                     76,668          56,357
        Advances to Customer - Net                            (355,214)             --
        Inventories                                                 --          47,095
        Security Deposits                                         (351)             --
        Accounts Payable                                       (12,279)        195,353
        Accrued Expenses                                         6,893          (3,712)
        Customer Deposits                                           --          (1,574)
                                                          ------------    ------------
              NET CASH PROVIDED (USED) BY
                  OPERATING ACTIVITIES                        (591,501)          2,551
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of Note Receivable                               64,314              --
    Expenditures for Property and Equipment                         --         (11,517)
                                                          ------------    ------------
              NET CASH (USED) BY INVESTING ACTIVITIES           64,314         (11,517)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                   589,800         304,500
    Repayment of Borrowings                                   (163,407)       (312,287)
    Sale of Common Stock                                        30,500              --
                                                          ------------    ------------
              NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES                         456,893          (7,787)
                                                          ------------    ------------

NET (DECREASE) IN CASH                                         (70,294)        (16,753)

CASH - Beginning of Period                                      79,924          16,753
                                                          ------------    ------------

CASH - End of Period                                      $      9,630    $         --
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                         $     20,769    $     40,895
                                                          ============    ============
    Income Taxes Paid                                     $         --    $         --
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

           Financial Instruments:
                The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at September 30, 2005.

           Accounts Receivable:
                Accounts receivable are considered to be fully collectible at September 30, 2005.

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

           Earnings or (Loss) Per Common Share:
                Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note G) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the periods ended September 30, 2005 and 2004 because their effect would have been anti-dilutive.

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

           The Company paid non-interest bearing advances of $382,213 to a customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" has repaid $210,000 through November 8, 2005.


NOTE C  -  PROPERTY AND EQUIPMENT -

           Property and equipment consists of the following at September 30, 2005:


                  Furniture, Fixtures and Equipment            $     8,572
                  Accumulated Depreciation                          (3,918)
                                                               -----------
                                                               $     4,654
                                                               ===========

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

           In September, 2005, the Company issued 160,000 common shares to an officer in consideration for past services rendered to a wholly owned subsidiary. The fair value of the shares issued amounted to $48,000 and is included in the accompanying statement of operations.


NOTE E  -  CONCENTRATION OF RISK -

           Customer:
                Two customers accounted for 90% of total revenues for the nine months ended September 30, 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE F  -  COMMITMENTS -

           Rent:
                On May 11, 2005, the Company entered into a three year office lease. Minimum annual rentals are as follows:

                                2006            $43,264
                                2007            $49,290
                                2008            $34,980

                The Company is also obligated to pay annual pro-rata operating expenses charged by the landlord and real estate taxes.

                Net rent expense amounted to $17,898 after deducting sublease income from related parties in 2005 and $34,341 in 2004.

           Consulting Agreement:
                In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $4,000, plus expense reimbursements. At September 30, 2005, $14,000 was unpaid.

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

                Compensation for individuals covered by employment agreements amounted to $145,850 for the nine months ended September 30, 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE G  -  NOTES PAYABLE -

           Notes payable consist of the following at September 30, 2005:

                6% Note Payable - Shareholder - Due in monthly
                installments of $1,500, including interest -
                Maturing in August, 2007 - The lender has agreed
                to waive collection of principal and interest
                until the Company is financially able to resume
                payments                                             $   39,985

                Demand Loans Payable - Shareholders - Working
                capital advances bearing no interest                    541,486

                5% Demand Loan Payable                                   50,000

                6% Exchangeable Notes Payable - Maturing at
                various times through December, 2005. The notes
                may be exchanged for common stock at maturity,
                at the discretion of the lenders based upon an
                exchange price of $.50 per common share for each
                dollar owed.                                            430,000
                                                                     ----------
                                                                      1,061,471
                Deduct Current Portion                               (1,043,085)
                                                                     ----------
                                                                     $   18,386
                                                                     ==========

                Interest expense amounted to $31,662 and $40,895 for the nine months ended September 30, 2005 and 2004, respectively.

                The maturities of notes and loans payable for each of the succeeding five years subsequent to the current period as follows:

                                                        AMOUNT
                                                        ------

                                 2006                 $1,049,225
                                 2007                     18,386
                                 2008                         --
                                 2009                         --
                                 2010                         --

                Certain note holders have claimed the notes to be in default as a result of the 2004 bulk asset sale.

                Exchangeable notes totaling $505,000 have matured through November 8, 2005. The Company issued 210,000 common shares in satisfaction of notes amounting to $105,000, and is presently negotiating with the remaining lenders.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE H  -  INCOME TAXES -

           The Company has a net operating loss carryforward of approximately $1,565,000 which may be carried forward through the year 2025, to offset future taxable income.

           Deferred tax assets, amounting to approximately $392,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

                  Net Operating Loss Carryforward                  $    392,000
                                                                   ------------

                         TOTAL DEFERRED TAX ASSETS                      392,000

                  Valuation Allowance                                  (392,000)
                                                                   ------------

                  NET DEFERRED TAX ASSETS                          $         --
                                                                   ============

           The valuation allowance changed during 2005 resulting from the increase in the net operating loss carryforward.


NOTE I  -  RELATED PARTY TRANSACTIONS -

           Promotional Fees:
                During the period ended September 30, 2005, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500.

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

           The chief executive officer of Renewable Assets, Inc. is also a shareholder of International Imaging Systems, Inc. (see Note D).

           On April 13, 2004, the Board of Directors approved a spin-off of Renewable Assets, Inc. to International Images, Inc.'s shareholders of record on April 14, 2004.

           The shares of Renewable Assets, Inc. have not been distributed pending compliance with applicable rules and regulations.

           At September 30, 2005, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations are immaterial and not separately presented.


NOTE K  -  OTHER INCOME (LOSS) -

                Loss on Sale of Note Receivable                  $   (56,672)
                Gain on extinguishment of debt  *                     17,780
                Interest income                                        1,245
                                                                 -----------
                                                                 $   (37,647)
                                                                 ===========

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE M  -  SEGMENT REPORTING -

           The Company has three segments: Security card sales, photocopier sales, and personnel placement. Operating segments are identified on the basis of the nature of products or services offered for sale. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The accounting policies of the reportable segments are the sale as those described in the "Summary of Significant Accounting Policies" footnote to the financial statements. There are not intersegment sales.

           SEGMENT DATA
           ------------

                                    Security
                                      Card         Photocopier      Personnel
                                      Sales           Sales           Agency         Total
                                   ------------    ------------    ------------   ------------
           Revenues                $     61,925    $     15,870    $    666,240   $    744,035
           Interest Income                1,245              --              --          1,245
           Interest Expense              26,305              --             263         26,568
           Depreciation                     918              --              --            918
           Segment Profit (Loss)       (250,011)        (47,414)         10,821       (308,246)
           Segment Assets               393,560          13,524          38,571        445,655
           Expenditures for
               Long-Lived Assets

           RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS
           ---------------------------------------------------

                                             Revenues      Net Loss
                                            ----------    ----------

           Segment Total                    $  744,035    $ (308,246)
           Discontinued Operation              (15,870)           --
           Unallocated G&A Expenses
               Relating to Corporate
               Operations                           --       104,503
                                            ----------    ----------
           Consolidated Total               $  728,165    $ (412,749)
                                            ==========    ==========

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

Since July 2003 when the Company acquired Advanced Imaging Systems, LLC, a Delaware limited liability company, ("Advanced"), we have also engaged in the marketing, and until December 2004, the design and manufacturing of plastic and paper cards, primarily for the telecommunications industry. Advanced currently markets plastic and paper cards to such companies as Motorola, and to other less well-known companies.

Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly owned subsidiary, Accurate Images, Inc., a Florida corporation, ("Accurate"), entered into an oral Management Services Agreement with Alcard Mexico, S.A., ("Alcard"), pursuant to which Accurate agreed to assist Alcard in the production of paper and plastic cards in Mexico. Accurate and the shareholders of Alcard also agreed to advance to Alcard the funds required for furniture, fixtures, and leasehold improvements for the Mexico facility. Accurate's obligation was limited to $ 382,213, of which $ 210,000 has been repaid to the Company as of November 8, 2005. Three of the Company's principal shareholders, Laura Palisa Mujica, Michael D'Angelo, and Lara Sarafianos loaned the funds to Accurate that it advanced to Alcard.

In May 2005, subsequent to ongoing discussions between Accurate and Alcard, and the hiring by Alcard of a Mexican national to manage the facility, the oral agreement between Accurate and Alcard was changed from a Management Services Agreement to a Sales and Marketing Agreement. Pursuant to the terms of the Sales and Marketing Agreement, Accurate has become the exclusive sales and marketing agent for Alcard, and will be entitled to receive a yet to be determined percentage of all of Alcard's sales after the repayment of the advances made to Alcard by Accurate and Alcard's shareholders. Accurate and Alcard intend to reduce the Sales and Marketing Agreement to writing as soon as practicable. In June 2005, Alcard began manufacturing and shipping product to its first customer, Telefonica de Mexico.

Also in January 2005, the Company formed Advanced Staffing International, Inc., a Florida corporation, ("Staffing"), that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In March 2005, Staffing commenced providing employees to its first client, Ramada Vacation Properties.

As discussed below, the three month period ended September 30, 2005 (the "2005 Third Quarter") was characterized by a 45% decrease in sales as compared to the three month period ended September 30, 2004 (the "2004 Third Quarter"), resulting in a net loss of $100,438 in the 2005 Third Quarter as compared to a net loss of $ 106,154 in the 2004 Third Quarter.

Results of Operations
---------------------

Sales

Sales for the 2005 Third Quarter were $421,288 as compared to sales of $ 770,025 for the 2004 Third Quarter, a decline of 45%. Sales for the nine month period ended September 30, 2005 (the "2005 Period") were $728,165 as compared to sales of $ 2,381,220 for the same period in the prior year (the "2004 Period"), a decline of 69%. Such declines in sales were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004. Approximately 90% of the sales in the 2005 Third Quarter and in the 2005 Period was attributable to Staffing. Approximately 90% of total revenues during the Third Quarter was derived from two customers.

Gross Profit

Gross Profit as a percentage of sales ("Gross Margin") increased to 100% in the 2005 Third Quarter from 24% in the 2004 Third Quarter. Gross Margin increased to 100% for the 2005 Period from 27% for the 2004 Period. Consistent with the decreases in sales, such increases in Gross Margins were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004.

General and Administrative Expenses

General and Administrative Expenses ("G&A") were $472,173, or 112% of net sales in the 2005 Third Quarter as compared to $ 289,524, or 38% of net sales in the 2004 Third Quarter. G&A were $1,055,853, or 145% of sales for the 2005 Period as compared to $ 973,131, or 41% of sales for the 2004 Period. Once again, such increases in G&A as a percentage of net sales were attributable to the cessation of the in-house manufacturing of its products by Advanced during December 2004.

Other Expenses

Interest expense declined in the 2005 Third Quarter to $3,322 from $ 10,336 in the 2004 Third Quarter. Interest expense declined for the 2005 Period to $20,769 from $ 40,895 in the 2004 Period. Such declines were attributable to the satisfaction of debt during 2005.

Liquidity and Capital Resources
-------------------------------

The Company financed its operations during the nine month period ended September 30, 2005 through revenues from operations, the receipt of note payments of $64,314, shareholder advances of $589,800 and net proceeds of $30,500 from the sale of 305,000 shares of the Company's common stock in a private placement. As of September 30, 2005 the Company's principal sources of liquidity consisted of cash of $9,630 and net accounts receivable of $60,108. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future, assuming that the Company returns to profitable operations. Despite the efforts of the Company, however, no assurance can be given that operations will in fact return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that the Company will be able to find sources of financing on terms acceptable, if at all. If the Company does not find sources to finance its operations, it may become necessary for the Company to curtail certain of its business activities.

Two final judgments in the aggregate amount of $ 220,000 have been obtained against the Company's wholly owned subsidiary, Advanced Imaging Systems. In addition, creditors of Advanced Imaging Systems that are owed an aggregate of $ 60,000 have threatened suit in the event of non-payment of such outstanding debt. Advanced Imaging Systems does not have the resources to satisfy such judgments and/or claims and is attempting to negotiate settlements with the creditors. If such negotiations prove unsuccessful, the board of directors of Advanced Imaging Systems, and the Company, as the sole shareholder of Advanced Imaging Systems, will have to consider all of their alternatives, including the filing of a petition in bankruptcy by Advanced Imaging Systems.

Item 3 Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures
          ------------------------------------------------

We conducted an evaluation, with the participation of the Chief Executive and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by International Imaging Systems, Inc. in the reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported on a timely basis. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert him in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

     (b)  Changes in Controls
          -------------------

None.

                                     PART II
                                OTHER INFORMATION


Item 1  Legal Proceedings

        None

Item 2  Changes in Securities

        During the period covered by this Report, no securities were sold by the Registrant that were not registered under the Securities Act of 1933, as amended (the "Act"), except as set forth below.


        1. On July 29, 2005 and August 9, 2005, the Registrant sold in a private placement an aggregate of 305,000 shares of its common stock, par value $.001 per share, to three accredited investors for an aggregate consideration of $30,500 ($.10 per share).

        2. On September 21, 2005, the Registrant issued 210,000 shares of its common stock, par value $.001 per share, to two accredited investors upon exercise of such investors' rights to exchange an aggregate of $105,000 of promissory notes issued by the Registrant's wholly owned subsidiary, Advanced Imaging Systems LLC, in accordance with the terms of such notes.

        With respect to issuances of the securities referred to above, each of the investors/acquirors was furnished with information regarding the Registrant and the offering and issuance, and had the opportunity to verify information supplied. Additionally, the Registrant obtained a representation from each investor/acquiror of his, her or its intent to acquire the security for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the securities bears an appropriate restrictive legend. The securities were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 3  Defaults Upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

        31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

        (b) Reports on Form 8-K

        A current report on Form 8-K was filed on August 9, 2005 with the Securities and Exchange Commission relating to the entry in to a material agreement and the sale of unregistered securities.









                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized.

INTERNATIONAL IMAGING SYSTEMS, INC.


By: /s/ C. LEO SMITH
    -----------------------------------------
    C. Leo Smith, Chief Executive Officer,
    Chief Financial Officer, and President

Dated: November 15, 2005