Form 10KSB
period 2005-12-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-03-29
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

            OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25413

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

                                 (954) 772-5501
              (Registrant's Telephone Number, Including Area Code)


          Securities Registered Pursuant to Section 12 (b) of the Act:

           None                                        None
    Title of Each Class              Name of Each Exchange on Which Registered

          Securities Registered Pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.) YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year: $959,098

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $857,578 as of March 15, 2006.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the Issuer's classes of common equity: As of March 15, 2006 7,563,700 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS


PART I.........................................................................1

    Description of Business....................................................1
    Description of Property....................................................5
    Legal Proceedings..........................................................5
    Submission of Matters to a Vote of Security Holders........................5

PART II........................................................................8

    Market For Registrant's Common Equity and Related Stockholder Matters......8
    Management's Discussion and Analysis of Financial Condition and
    Results of Operations......................................................9
    Financial Statements......................................................11
    Changes in and Disagreement With Accountants on Accounting and
    Financial Disclosure......................................................11
    Controls and Procedures...................................................11

PART III......................................................................12

    Directors, Executive Officers, Promoters and Control Persons;
    Compliance With Section 16(A) of the Exchange Act ........................12
    Executive Compensation....................................................14
    Security Ownership of Certain Beneficial Owners and Management............15
    Certain Relationships and Related Transactions............................16

PART IV.......................................................................18

    Exhibits, List and Reports on Form 8-K....................................18
    Principal Accountant Fees and Services....................................20

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


                                     Part I
                                     ------

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Since 1998 we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. Such business is now carried out through our wholly owned subsidiary, Renewable Assets, Inc. ("RAI"), a Delaware corporation.

         From July 31, 2003 when we acquired Advanced Imaging Systems, LLC ("AIS"), a Delaware limited liability company, until December 30, 2005 when we sold AIS, we had also engaged in the marketing and/or manufacturing of plastic and paper credit cards, primarily for the telecommunications industry. In furtherance of such business, in January 2005 our formerly inactive subsidiary, Accurate Images, Inc. ("Accurate"), a Florida corporation, entered into a marketing services agreement with Alcard Mexico, S.A. ("Alcard"), an unrelated party, in which Accurate had agreed to assist Alcard in the marketing of paper and plastic cards in Mexico in exchange for a percentage of the profits derived from such business. Alcard was sold during December 2005. Accurate no longer has a business relationship with Alcard and is not presently conducting any business activity.

         Also in January 2005 we formed Advanced Staffing International, Inc. ("Staffing"), a Florida corporation that is engaged in the business of providing employee leasing and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees. During February 2006 Staffing was orally notified by its sole customer of its intent to cease out sourcing employees through Staffing and employing such employees directly. The management of Staffing is currently seeking other customers. If other customers cannot be obtained in order to make Staffing a viable business, the Company will have to consider all of it's strategic alternatives to maximize shareholder value.

         Our executive offices are located at 2419 E. Commercial Boulevard, Suite 307, Ft. Lauderdale, Florida 33308.

History

         We were formed in Delaware in July 1998 under the name A.M.S. Marketing, Inc. Since that date we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. On July 31, 2003, we acquired all of the issued and outstanding membership interests of Advanced Imaging Systems, LLC ("AIS"), a Delaware limited liability company. Such acquisition was effected by an exchange reorganization (the "Exchange") whereby we acquired all of the limited liability company interests of AIS from the members thereof (the "Members") in exchange for issuing 1,200,000 shares of our common stock. Aggregating the newly issued shares with the 3,600,000 shares of our common stock purchased by the Members from Mr. Alfred M. Schiffrin, our then president and sole director, the Members controlled approximately 82% of our issued and outstanding shares of common stock immediately after the Exchange. Accordingly, the acquisition has been treated as a reverse acquisition for accounting purposes.

         In October 2003 we changed our name to International Imaging Systems, Inc. (the "Company") to reflect the acquisition of AIS.

         In December 2003 we formed Renewable Assets, Inc. ("RAI"), a Delaware corporation, to carry on our business of marketing pre-owned, brand name photocopy machines. On April 13, 2004 our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. As part of the proposed spin-off each shareholder of record will receive one (1) share of RAI's common stock for each two (2) shares of our common stock that they owned on April 14, 2004. We had expected to complete the proposed spin-off on or before October 31, 2004, but it has been delayed due to our prior inability to comply timely with our reporting obligations as a public company. It is contemplated that the proposed spin-off will be completed during the second quarter of 2006, but completion of the proposed spin-off is subject to compliance with certain regulatory rules and regulations, and there can be no assurance that such compliance can be effected in the near future, or at all. If we are incapable of completing the proposed spin-off, we will have to consider all of our strategic alternatives regarding the business of RAI. Mr. Schiffrin continues to run the photocopier business. He was issued 160,000 shares of our common stock during 2005, pursuant to our 2003 Equity Incentive Program, as payment for his services until the completion of the proposed spin-off.

         As we were unable to raise sufficient capital to expand AIS' manufacturing operations to profitable levels, on December 30, 2004 AIS entered into an Asset Purchase Agreement of the same date (the "Sale Agreement"), pursuant to which it sold to RBE & SJC, Inc. (the "Buyer"), an entity owned by one of AIS principal suppliers, substantially all of AIS' property and equipment, entire inventory, trade name, customer lists, intellectual property rights to AIS' printing proprietary software, and other tangible and intangible personal property used in its commercial printing operation.

         As part of the transaction, the Buyer agreed to employ AIS' commercial printing sales and production staff and subleased AIS' offices and production facilities. The Sale Agreement also provided that AIS shall refrain from all commercial printing activities within the United States (except for certain specified activities) for a period of 24 months and shall not contact any of certain specified customers of AIS for a period of 10 years. Furthermore, AIS granted to the Buyer for a period of 24 months a right of first refusal to produce any commercial printing orders within the United States that AIS is in a position to place with the Buyer. Such right of first refusal does not apply to 15 specialty areas of printing specified in the Sale Agreement. AIS retained its accounts receivable and accounts payable. The Buyer agreed to assist AIS in the collection of such accounts receivable and to refrain from providing services to AIS' delinquent customers.

         The purchase price for the sold assets was $348,345, of which $119,903 was paid in cash, $99,682 was paid in the form of a credit to satisfy certain then accounts payable of AIS that were assumed by the Buyer, and the balance was paid by a promissory note payable in 24 substantially equal installments of $5,365 each commencing February 1, 2005, together with interest thereon at the rate of 6% per annum. The note was secured by the sold assets and was guaranteed by one of the Buyer's principals. The note was pre-paid at a substantial discount during 2005. In addition, AIS is entitled to receive from the Buyer commission income of 10% of gross revenues derived from future sales of goods manufactured by the Buyer for certain accounts for periods ranging from 2 to 10 years, depending upon the account.

         In connection with the sale, AIS and the Buyer entered into a Strategic Alliance Agreement pursuant to which, for a period of 24 months, if the Buyer is unable or unwilling, for any reason, to print any commercial printing order within the United States referred to the Buyer pursuant to the right of first refusal provided in the Sale Agreement, the Buyer and AIS agreed to jointly outsource the order and split the profit thereon, 65% to AIS and 35% to the Buyer.

         As a result of the sale of its commercial printing assets, AIS was to out source all of its manufacturing needs in the United States and focus its activities in the United States on the sale and marketing of its products.

         On December 30, 2005, pursuant to a Limited Liability Company Interest Purchase Agreement, we sold our Membership Interest in AIS for a nominal sum to Steven Cinnante, AIS' former production manager, and we effectively exited from the printing business.

         In January 2005 our formerly inactive subsidiary, Accurate Images, Inc. ("Accurate"), a Florida corporation, entered into an oral marketing services agreement with Alcard Mexico, SA ("Alcard"). 98% of the stock of Alcard was owned by Alcard Chile, S.A. and 1% by each of Lorenzo Offhedenem and Agustin Canoza. Messrs. Offedenem and Canoza have been in the printing business for more than 12 years, with operations in Chile and other South American countries. Accurate had agreed to oversee the marketing operations of Alcard in connection with Alcard's sale of paper and plastic cards in Mexico. Accurate and the shareholders of Alcard had agreed to advance Alcard the funds required for leasehold improvements, furniture, fixtures, and equipment for the Mexico facility. These advances were to be completely repaid from the distribution of profits by Alcard on a first in, first out basis. Our obligation was limited to a maximum of $380,000, $325,000 of which as of December 31, 2005 had been repaid. During December 2005 Alcard was sold to an unrelated third party. Accurate no longer has a business relationship with Alcard and is not presently engaged in any commercial activities.

         Also in January 2005 we formed Advanced Staffing International, Inc. ("Staffing") as a wholly owned subsidiary in Florida. Staffing operates as an employee leasing company and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees. In March 2005 Staffing commenced providing employees to its first client, Ramada Vacation Properties, a manager of hotels in Florida. During February 2006 Staffing was notified orally by Ramada that it would no longer outsource its employees through Staffing, but rather, it would hire its employees directly. The management of Staffing is currently seeking other customers. If other customers cannot be obtained in order to make Staffing a viable business, the Company will have to consider all of it's strategic alternatives to maximize shareholder value.

Staffing Services

General

         In January 2005 the Company formed Staffing to engage in the employee leasing business. Staffing commenced transacting business with its first client, Ramada Vacation Properties, during the first quarter of 2005. During February 2006 Ramada ceased using Staffing's services. The management of Staffing is currently seeking other customers. Staffing earns revenues on the spread between what it pays its employees and what it charges its customers for such employees.

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

Markets

         The outsourcing of employees is not a new phenomenon to the business environment, with many companies across a broad spectrum of industries availing themselves of this service. The Company believes that outsourcing of employees allows business managers to smooth out the cyclical nature of hiring and firing over the typical business cycle. It also can serve to reduce a company's exposure to litigation from disgruntled or dismissed employees, while at the same time reducing the costs of health care and other fringe benefits, and other forms of necessary insurance.

         The addition of RPO to the traditional staffing industry provides an additional cost saving to the client and the Company believes that it will increase and accelerate the demand for such services throughout the business community.

Competition

         Staffing is newly formed with limited capital and faces competition from companies who have been engaged in the staffing services industry for a longer time and have more experience and greater financial resources.

Marketing

         For the next 12 months the Company intends to focus the marketing of staffing services on companies with which it has a pre-existing business relationship.

Growth Opportunities and Strategy

         We intend to focus our efforts on staffing services in order to drive our growth over the next few years. We believe that we can generate significant revenues and earnings in the employee outsourcing industry, especially when that service is coupled with the value added benefit of RPO. If we are unable to generate such revenues and earnings, and no assurance can be given that we will be able to do so, the Company will have to consider all of its strategic alternatives to maximize shareholder value.

Employees

         We currently have three full time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company currently leases a approximately 2,800 square feet of office space from an unrelated party in Fort Lauderdale, Florida. Net rent expense in 2005 was $30,050. The lease expires in 2008.


ITEM 3.           LEGAL PROCEEDINGS

         There are presently no pending material legal proceedings to which we, or any of our subsidiaries are a party, or to which any of our or their property is the subject and, to the best of our knowledge, no such action against us, or any of our subsidiaries is contemplated or threatened.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during 2005.


Risk Factors

         We may never become profitable and continue as a going concern because we have had losses in each of our last two fiscal years.

         We had a net loss from operations in each of fiscal 2005 and fiscal 2004. Coupled with our negative working capital and capital deficiencies, these losses raise substantial doubt about our ability to continue as a going concern. We are pursuing negotiations to secure additional working capital, but there can be no guarantee that these efforts will be successful.

         Staffing is a new venture with a limited operating history, and is therefore difficult to evaluate.

         Staffing was organized in January 2005. Due to its limited operating history, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all the risks inherent in a developing business enterprise. The limited operating history also makes it difficult to evaluate our long-term commercial viability, and market acceptance of our services. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by a relatively new business in general, and by the staffing services industry specifically.

         We may require additional financing. If the necessary financing cannot be obtained, our business will suffer.

         If our operations do not turn profitable, we will require additional financing to maintain and expand our operations and implement our business plan. We have no commitments from third parties for any future funding, and there can be no assurance that financing will be available on acceptable terms, if at all. If we are not able to obtain necessary financing, we may be required to curtail our activities or cease operations.

         We do not expect to have long-term contracts with our customers and our customers may cease purchasing our services at any time.

         Generally we do not expect to have long-term contracts with our customers. Accordingly:

         o Our customers may cease using our services at any time without penalty;

         o    Our customers are free to obtain services from our competitors;
              and

         o    We may be exposed to competitive price pressure.

         The loss of our key management personnel or our failure to attract and retain additional personnel could adversely affect our business.

         Currently we employ 3 employees. If we fail to retain the necessary personnel, our business and ability to obtain new customers and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our Chief Executive Officer, Mr. C. Leo Smith.

         The market for our services may not grow as quickly as anticipated, which would cause our revenues to fall below expectations.

         The market for our services is evolving. In the past we earned a substantial portion of our revenue from the marketing and manufacturing of cards for the telecommunications industry. While we plan to diversify, we expect to earn a substantial portion of our revenue in the foreseeable future from the staffing industry. Future financial performance will depend on growth in staffing customers' demand for services. If this market fails to grow, or grows more slowly than expected, the Company's sales may be adversely affected.

         Our market is highly competitive and increased competition could harm our ability to sell our services, and could reduce our margins and market share.

         The market for our services is rapidly changing and intensely competitive. We expect competition to increase as the industry grows. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results, and financial condition.

         Many of our competitors have larger staffs, more diversified customer bases, and greater financial, marketing and other resources than we do. Our competitors may be able to develop services that are superior to our services and thereby achieve greater customer satisfaction. In addition, our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

         Because several existing stockholders own a large percentage of our voting stock, other stockholders' effective voting power may be limited.

         As of December 31, 2005 and December 31, 2004, a limited number of stockholders (the former holders of all of limited liability company interests in AIS) beneficially owned or controlled approximately 73% and 82% respectively of our shares. If some or all of such persons act together, they can have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This potential concentration of control can affect the value of our securities.

         We have never paid dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future. Therefore, returns on your investment may only be realized by appreciation in the value of our securities.

         We have not paid any cash dividends on our common stock in the past and we do not intend to pay any dividends on our common stock in the foreseeable future. Our board of directors is empowered to declare dividends, if any, to holders of the common stock, based on our earnings, capital requirements, financial condition, and other relevant factors. We anticipate that we will reinvest the profits from our operations, if any, into our business. There is no assurance that we will ever pay dividends to holders of our common stock. Because of this, investors may only realize a return on their investment if the value of our common stock appreciates.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information

         Commencing in July 2005, our shares of common stock were included for quotation on the OTC Bulletin Board under the symbol "IISY". An active trading market for the shares of our common stock has not yet developed, and no assurance can be given that an active trading market for the shares of our common stock will develop or be maintained.

         The following table sets forth the high and low bids and asks for shares of our common stock by calendar quarter for the year ended December 31, 2005:

                                                 Bid                                      Ask
                                                 ---                                      ---
                                       High                Low                  High                  Low
           First Quarter                  --                 --                    --                   --
           Second Quarter                 --                 --                    --                   --
           Third Quarter                $.35               $.25                  $.70                 $.50
           Fourth Quarter               $.25               $.20                  $.51                 $.40

         The closing bid and asked price of our common stock on March 15, 2006 was $.25 and $.40, respectively.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

         As of March 15, 2006 there were 4,925,000 shares of our common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). The Company has not agreed to register any shares of its common stock under the Securities Act for sale by security holders.

         The Company is not and has not proposed to publicly offer any shares of its common stock.

Holders of Record

         As of March 15, 2006, there were approximately 150 holders of record and beneficial owners of our common stock.

Dividends

         We have not paid any cash dividends on our common stock to date, and we do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

         During the period covered by this Report we did not issue any securities that were not registered under the Securities Act other than issuances reported on Form 10-QSB or Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was formed in Delaware on July 23, 1998. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. Such business is now carried on through our wholly owned subsidiary, Renewable Assets, Inc. ("RAI"), a Delaware corporation. On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. It is expected that the spin-off will be completed during the second quarter of 2006, but it could be delayed or abandoned if regulatory compliance cannot be achieved.

         From July 31, 2003 when we acquired Advanced Imaging Systems, LLC ("AIS"), a Delaware limited liability company, until December 30, 2005 we had engaged in the marketing and/or manufacturing of plastic and paper credit cards, primarily for the telecommunications industry. On December 30, 2004, we sold substantially all of the tangible and intangible commercial printing assets of AIS. During 2005, until December 30, 2005 when we sold the membership interest of AIS to its former production manager, AIS focused its activities in the United States on the marketing and sales of plastic and paper cards.

         In January 2005, through our wholly owned subsidiary, Accurate Images, Inc. ("Accurate"), a Florida corporation, we began offering marketing services to Alcard Mexico, SA ("Alcard"), a manufacturer of telecommunications cards in Mexico City, in exchange for a fee equal to a percentage of the profits derived there from. This arrangement was terminated on December 30, 2005 when the principals of Alcard sold the company to an un-related third party. Accurate is not presently engaged in any commercial activities.

         Also in January 2005 we formed Advanced Staffing International, Inc. ("Staffing") a Florida corporation that is engaged in the business of providing employee leasing, and earns revenues on the spread between what it pays its employees and what it charges its clients for such employees. During February 2006 Staffing's sole customer ceased doing business with Staffing. Management is currently seeking other customers. If other customers cannot be obtained in order to make Staffing a viable business, the Company will have to consider all of it's strategic alternatives to maximize shareholder value.

         As discussed below, fiscal 2005 was characterized by a significant increase in revenues over fiscal 2004 offset by a significant increase in expenses, resulting in a net loss of $12,775 in fiscal 2005, as compared to a net loss of $463,167 in fiscal 2004. Comparisons between fiscal 2005 and fiscal 2004, however, must be viewed in light of the reclassification of the Company's consolidated statements of operations for fiscal 2004 and a gain from the disposal of discontinued operations of $509,337 in 2005.

Results of Operations

Sales

         Sales for the year ended December 31, 2005 ("Fiscal 2005") were $959,098 as compared to sales of $17,175 for the year ended December 31, 2004 ("Fiscal 2004"), an increase of approximately 5,600%. Such increase in sales is attributable to the reclassification of the Company's consolidated statements of operations for Fiscal 2004 for comparative purposes. Substantially all of the company's sales in Fiscal 2005 were attributable to Staffing, and substantially all of the Company's sales in Fiscal 2004 were attributable to AIS.

Gross Profit

         Gross Profit as a percentage of sales ("gross margin") increased to approximately (24%) in Fiscal 2005 from approximately (262%) in Fiscal 2004. Such increase in gross margin was attributable to the reclassification of the Company's consolidated statements of operations for Fiscal 2004 for comparative purposes.

General and Administrative Expenses

         General and administrative expenses ("G&A") were $1,186,759, or approximately 124% of net sales in Fiscal 2005 as compared to $62,239, or approximately 362% of net sales in Fiscal 2004. Such decrease in G&A as a percentage of net sales was attributable to the reclassification of the Company's consolidated statements of operations for Fiscal 2004 for comparative purposes

Interest Expenses

         Interest expenses in Fiscal 2005 were $32,654 compared to interest expenses of $38,758 in Fiscal 2004. Such decrease in interest expenses was primarily attributable to the maturation of notes during 2005.

Liquidity and Capital Resources

         The Company financed its operations during fiscal 2005 through revenues from operations, shareholder advances of $659,800, and the sale of $535,000 of 6% Series A Exchangeable Notes by its formerly wholly owned limited liability company, AIS. As of December 31, 2005, the Company's principal sources of liquidity consisted of cash of $187,502, accounts receivable of $56,217 and advances to a customer of $55,000. The Company believes that such funds, together with expected revenues from operations will be sufficient to fund the Company's operations for the foreseeable future, assuming that the Company returns to profitable operations. Despite the efforts of the Company, no assurance can be given, however, that operations will return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail our activities.

ITEM 7.           FINANCIAL STATEMENTS

         Our financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.


ITEM 8A.          CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the Securities and Exchange Commission relating to the Company, including its consolidated subsidiaries.

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

                                    PART III
                                    --------

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Information Concerning Executive Officers and Director

         Our executive officers and directors are identified in the table below. Each of our executive officers serves at the pleasure of our board of directors, and each director serves until his successor is elected and qualified.

----------------------------------------------------------------------------------------------------------
                                                 Year Became an
             Name                 Age      Executive Officer/Director               Positions
             ----                 ---      --------------------------               ---------
----------------------------------------------------------------------------------------------------------
         C. Leo Smith              38                 2003                 Director, President, Chief
                                                                              Executive and Chief
                                                                               Financial Officer
----------------------------------------------------------------------------------------------------------
       Alex Sarafianos             43                 2003                         Director
----------------------------------------------------------------------------------------------------------

         (a) There are no material proceedings known to us to which any of our directors, officers, or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons, is a party adverse to us or has a material interest adverse to our interests.

         (b) The following brief biographies contain information about our directors and executive officers. The information includes each person's principal occupations and business experience for at least the past 5 years. The information has been furnished to us by each of the individuals named. There are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.

         C. Leo Smith ("Smith"), 38, Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer, had served as the Manager of AIS since its inception. From November 1991 until April 2002, he was the Chief Executive Officer of Smith International Enterprises, Inc (d/b/a Ameriplast Manufacturing), a privately owned manufacturer of pre-paid telephone calling cards. In April 2002, the company was sold to Signature Graphics Inc., a private company. Smith earned a B.A. degree from Florida State University.

         Alex Sarafianos ("Sarafianos"), 43, Director, has served from April 2000 to the present as Senior Vice president and National Sales Director of AmSouth Funds of AmSouth Bank. From October 1994 to March 2000 he was Vice President and Senior Funds Wholesaler of BISYS Fund Services. Sarafianos earned a Bachelor of Business Administration degree from Mercer University.

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

--------------------------------------------------------------------------------
                                        Year Became a
            Name              Age          Director            Background
            ----              ---          --------            ----------
--------------------------------------------------------------------------------
        C. Leo Smith           38            2003                Founder
--------------------------------------------------------------------------------
      Alex Sarafianos          43            2003           Outside Director
--------------------------------------------------------------------------------

         (a) There are no material proceedings known to us to which any of our directors, officers, or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons, is a party adverse to us or has a material interest adverse to our interests.

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

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended December 31, 2005 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended December 2005, it has been determined that no Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION

Compensation

         The following Summary Compensation Table sets forth the compensation during the last two fiscal years of each of the Chief Executive Officer and the other most highly compensated person who was serving as an executive officer of the Company as of December 31, 2005, or who would have been among the four most highly compensated persons but for the fact that they were not serving as executive officers on that date (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE*


                                                        Annual
                                                     Compensation
                                                     ------------
                                                        Salary
Name and Principal Position                 Year                       $
---------------------------                 ----                    -------

C. Leo Smith                                2005                    $64,450
   Chief Executive and Chief
   Financial Officer and
   President                                2004                    $66,700

Susan Archer                                2005                    $37,800
   Secretary                                2004                    $49,450

Compensation Pursuant to Plans

         In October 2003 we adopted the Company's 2003 Equity Compensation Program (the "Program"). The Program provides for the grant of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs,"), and collectively with ISOs, ("Options"), restricted stock grants, unrestricted stock grants, and collectively with options, restricted stock awards and other common stock based awards, ("Awards") as approved by the board of directors, or a committee thereof. ISOs granted under the Program are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). NQSQs granted under the Program are intended not to qualify as incentive stock options under the Code.

         The total number of shares of the Company's common stock that may be issued under the Program upon the exercise of all Options granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of Awards may not exceed 6,000,000 shares, of which 1,000,000 shares shall be available for issuance under ISOs and 5,000,000 shares shall be available for issuance under NQSOs and Awards.

         In September 2005 an award of 160,000 shares of our common stock was made to Alfred Schiffrin, the president of our wholly owned subsidiary, RAI. No such awards were made under the Program in 2004.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information available to us, as of March 15, 2006 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors, and; (iii) our officers and directors as a group:

Name and Address of Beneficial Owner (1)              Shares of Common       Percentage (%) of
----------------------------------------              ----------------       -----------------
                                                       Stock Owned(2)         Common Stock (2)
                                                       --------------         ----------------
Michael D'Angelo(3)                                        1,500,000                19.83%
Laura Palisa Mujica(4)                                     2,100,000                27.76%
Lara Nicole Sarafianos(5)                                  1,200,000                15.87%
Alicia M. LaSala(6)                                          504,000(7)              6.62%(7)
Alfred M. Schiffrin(8)                                       635,000                 8.40%
Alex Sarafianos(9)                                            25,000(10)             0.33%(10)
C. Leo Smith(3)                                                    0(11)             0.00%(11)
Susan Archer(3)                                              130,000                 1.72%
All officers and directors as a group                        155,000(11)             2.05%(11)
(three persons)(11)

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.

(2)   Percentages are approximate.

(3) The business address of the stockholder, director or officer, as the case may be, noted above is 2419 E. Commercial Boulevard, Suite 307, Ft. Lauderdale, FL 33308.

(4) The address of the stockholder noted above is 824 S.E. 8th Street, Ft. Lauderdale, FL 33316.

(5) The address of the stockholder noted above is 4440 N.E. 22nd Avenue, Lighthouse Point, FL 33064.

(6) The address of the stockholder noted above is 6674 Serena Lane, Boca Raton, FL 33433.

(7) Includes 20,000 shares owned of record by a trust for the benefit of Mrs. LaSala's minor child, of which her husband is the sole trustee, and 100,000 shares owned of record by her husband. Mrs. LaSala disclaims beneficial ownership of such shares.

(8) The business address of the stockholder noted above is 7040 W. Palmetto Park Road, Building 4, No. 572, Boca Raton, FL 33433. Prior to the Exchange, Mr. Schiffrin was the sole director and officer of the Company.

(9) The address of the director noted above is 16008 Willmington Place, Tampa FL 33647.

(10) Excludes all shares owned by Lara Nicole Sarafianos. Mr. Sarafianos is the brother-in-law of Mrs. Sarafianos and disclaims beneficial ownership of all shares owned by Mrs. Sarafianos.

(11) Excludes 2,100,000 shares owned by the mother of Mr. Smith, Laura Palisa Mujica. Mr. Smith disclaims beneficial ownership of such shares.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities, or any member of the immediate families of the foregoing persons, had or will have a direct or indirect material interest. None of our officers and directors is related.

         On April 2, 2003 AIS entered into a Management Services Agreement, dated as of April 1, 2003 (the "Services Agreement"), with The Parkview Group, Inc. (Parkview"), a Delaware corporation that is wholly owned by Alicia LaSala, a shareholder of the Company as listed above Mrs. LaSala is the sole officer and director of Parkview. The Services Agreement provides that Parkview will provide AIS with certain specified advisory services for a period of three (3) years in exchange for a monthly fee of $5,000. The Services Agreement was amended as of November 1, 2003, to increase the monthly payment to $6,500 and to provide for reimbursement of certain expenses. The Services Agreement was further amended as of March 1, 2004 to reduce the monthly fee to $5,100 and again on December 30, 2004 to further reduce the monthly fee to $4,000.

         On July 15, 2003 AIS entered into a three (3) year employment agreement with Susan Archer, who on the Exchange Date became the Company's treasurer and secretary. The agreement provided for a base salary of $52,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary. The agreement was terminated on December 30, 2005.

         On July 15, 2003 AIS entered into a three (3) year employment agreement with Steven Cinnante. The agreement provided for a base salary of $91,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary. The agreement was terminated on December 30, 2004.

         On July 15, 2003 AIS entered into a three (3) year employment agreement with Michael D'Angelo, a shareholder of the Company. The agreement provided for an annual salary of $46,800. The agreement was terminated on December 30, 2005.

         On July 15, 2003 AIS entered into a three (3) year employment agreement with George Sarafianos, the husband of Lara Nicole Sarafianos, a shareholder of the Company. The agreement provided for a base salary of $89,000 per annum plus an annual cumulative cost of living adjustment equal to 5% of the base salary. The agreement was terminated on December 30, 2005.

         On July 15, 2003 AIS entered into a three (3) year employment agreement with C. Leo Smith, who on the Exchange Date became the Company's president, Chief Executive Officer, Chief Financial Officer, and a director designee. Smith is also the son of Laura Palisa Mujica, a shareholder of the Company. The agreement provided for a base salary of $93,000 per annum plus an annual cumulative annual cost of living adjustment equal to 5% of the base salary. The agreement was terminated on December 30, 2005.

         During September 2005 the Company awarded Alfred Schiffrin, the president of the Company's wholly owned subsidiary, RAI, 160,000 shares of the Company's common stock pursuant to the terms of the Company's 2003 Equity Compensation Program.

         During 2005 the Company received $659,800 of working capital advances from shareholders, of which $281,068 was repaid as of December 31, 2005. The advances are short-term and bear no interest. The balance due of $409,232 was converted to additional paid-in capital as of December 31, 2005.

         Sales to customers related to employees of the Company amounted to $0 in 2005 and $ 156,204 in 2004.

         During the periods ended December 31, 2005 and 2004, the Company paid promotional and marketing development fees to an entity owned by the Chief Executive Officer of $4,500 and $7,000, respectively.

         During 2005 three of our principal shareholders, Laura Palisa Mujica, Michael D'Angelo and Lara Sarafianos, loaned us an aggregate of approximately $380,000, which funds were advanced by us to Alcard in connection with the Management Services Agreement between our subsidiary, Accurate, and Alcard. The shareholders' loans bear interest at the rate of 6% per annum and the principal thereof is repayable in two years. As of December 31, 2005, $325,000 of the loans and advances had been repaid.

                                     PART IV
                                     -------

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) (1)   Financial Statements

         Consolidated Balance Sheet at December 31, 2005;
         Consolidated Statements of Operations for the years ended December 31, 2005 and 2004;
         Consolidated Statements of Shareholders' Deficiency for the years ended December 31, 2005 and 2004;
         Consolidated Statements of Cash Flows from Inception (June 7, 2002) through December 31, 2005;
         Notes to Financial Statements.

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

-------------------
       *

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

                  Registrant filed a Current Report on Form 8-K on February 7, 2005 relating to the entry into a material definitive agreement and the completion of the disposition of assets

                  Registrant filed a Current Report on Form 8-K on August 9, 2005 relating to its sale of restricted shares of its common stock to accredited investors in a private placement

                  Registrant filed a Current Report on Form 8-K on December 30, 2005 relating to the entry into a material definitive agreement and the completion of the disposition of assets

                  Registrant filed a Current Report on Form 8-K on February 27, 2006 relating to its sale of restricted shares of its common stock to accredited investors in exchange for promissory notes

                  Registrant filed a Current Report on Form 8-K on March 2, 2006 relating to the cessation of business with a customer of a wholly owned subsidiary

                  Registrant filed a Current Report on Form 8-K on March 9, 2006 relating to its sale of restricted shares of its common stock to accredited investors in exchange for promissory notes

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees

         The aggregate fees billed for each of fiscal 2005 and fiscal 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,341 and $45,917, respectively.

         (b) Audit-Related Fees

         No fees were billed in each of fiscal 2005 and fiscal 2004 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

         (c) Tax Fees

         No fees were billed in fiscal 2005 or fiscal 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

         (d) All Other Fees

         No fees were billed in each of fiscal 2005 and fiscal 2004 for products and services provided by the principal accountant.

         (e) The Company did not have an audit committee during fiscal 2005 or fiscal 2004.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES

FINANCIAL STATEMENTS





                                TABLE OF CONTENTS





Report of Independent Registered Accounting Firm                         F-1

Consolidated Balance Sheet                                               F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Shareholders' Deficiency                       F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-14

The Board of Directors and Shareholders
International Imaging Systems, Inc. and Subsidiaries
Ft. Lauderdale, Florida


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



I have audited the accompanying balance sheet of International Imaging Systems, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Systems, Inc. and Subsidiaries as of December 31, 2005, and the results of operations and its cash flows for each of the two years ended December 31, 2005 in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the consolidated financial statements, the Company has suffered the loss of its major customer, incurred substantial losses from operations, has negative working capital and a shareholders' deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
March 9, 2006

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005



                                     ASSETS

CURRENT ASSETS:

    Cash                                                           $    187,502
    Accounts Receivable                                                  56,217
    Advances to Customer                                                 55,000
                                                                   ------------

        TOTAL CURRENT ASSETS                                            298,719


OTHER ASSETS:

    Security Deposits                                                     4,051
                                                                   ------------

TOTAL ASSETS                                                       $    302,770
                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY



CURRENT LIABILITIES:

    Notes Payable                                                  $    735,500
    Accounts Payable and Accrued Expenses                                75,371
    Net Liabilities of Discontinued Operations                            3,567
                                                                   ------------

        TOTAL CURRENT LIABILITIES                                       814,438
                                                                   ------------



SHAREHOLDERS' DEFICIENCY:

    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,703,700 Shares Issued and Outstanding               6,704
    Additional Paid-In Capital                                          563,097
    Accumulated Deficit                                              (1,081,469)
                                                                   ------------

            TOTAL SHAREHOLDERS' DEFICIENCY                             (511,668)
                                                                   ------------



TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    302,770
                                                                   ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2005 AND 2004



                                                       2005            2004 *
                                                   ------------    ------------

REVENUES                                           $    959,098    $     17,175

GENERAL AND ADMINISTRATIVE EXPENSES                   1,186,759          62,239
                                                   ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS                      (227,661)        (45,064)

(LOSS) FROM DISCONTINUED OPERATIONS                    (294,451)       (418,103)

GAIN FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                          509,337              --
                                                   ------------    ------------

NET (LOSS)                                         $    (12,775)   $   (463,167)
                                                   ============    ============

BASIC AND DILUTED (LOSS) PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS                  $      (.037)   $      (.007)

(LOSS) FROM DISCONTINUED OPERATIONS                       (.047)          (.069)

GAIN FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                             .082              --
                                                   ------------    ------------

NET (LOSS)                                         $      (.002)   $      (.076)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
        Basic and Diluted                             6,217,727       6,028,700
                                                   ============    ============

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                       PREFERRED STOCK               COMMON STOCK
                                       $.001 PAR VALUE             $.001 PAR VALUE         ADDITIONAL
                                  --------------------------  --------------------------    PAID-IN     ACCUMULATED
                                     SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE - December 31, 2003                 --  $         --     6,028,700  $      6,029  $     96,134  $   (605,527)  $   (503,364)

   NET (LOSS) FOR PERIOD                    --            --            --            --            --      (463,167)      (463,167)
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------

BALANCE - December 31, 2004                 --            --     6,028,700         6,029        96,134    (1,068,694)      (966,531)

   SALE OF COMMON STOCK                     --            --       305,000           305        30,195            --         30,500

   COMMON STOCK ISSUED IN PAYMENT
       OF EXCHANGEABLE NOTES                --            --       210,000           210       104,790            --        105,000

   STOCK COMPENSATION AWARD                 --            --       160,000           160        47,840            --         48,000

   CONTRIBUTION OF SHAREHOLDERS'
       LOANS TO EQUITY                      --            --            --            --       284,138            --        284,138

   NET (LOSS) FOR PERIOD                    --            --            --            --            --       (12,775)       (12,775)
                                  ------------  ------------  ------------  ------------  ------------  ------------   ------------

BALANCE - December 31, 2005                 --  $         --     6,703,700  $      6,704  $    563,097  $ (1,081,469)  $   (511,668)
                                  ============  ============  ============  ============  ============  ============   ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                              $    (12,775)   $   (463,167)
    Adjustments to Reconcile Net (Loss) to Net
        Cash (Used) by Operating Activities:
            Loss on Note Receivable                               56,672              --
            Provision for Losses on Accounts Receivable           35,714          60,920
            Depreciation                                              --          54,903
            Gain on Sale of Assets                                    --        (171,885)
            Gain on Disposition of Discontinued Operation       (509,337)             --
            Net Liabilities of Discontinued Operation              9,755          (6,188)
            Stock Based Compensation                              48,000              --
    Changes in Operating Assets and Liabilities (Net of
        Subsidiary Disposed):
            Accounts Receivable                                   68,377         205,925
            Advances to Customer - Net                           (55,000)             --
            Inventories                                               --         141,185
            Security Deposits                                       (351)             --
            Accounts Payable and Accrued Expenses                 (7,023)         98,013
                                                            ------------    ------------
              NET CASH (USED) BY OPERATING ACTIVITIES           (365,968)        (80,294)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of Note Receivable                                 64,314              --
    Expenditures for Property and Equipment                           --         (11,517)
    Proceeds from Sale of Property and Equipment                      --         122,576
                                                            ------------    ------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES           64,314         111,059
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                     659,800         373,500
    Repayment of Borrowings                                     (281,068)       (341,094)
    Proceeds from Stock Issuance                                  30,500              --
                                                            ------------    ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES         409,232          32,406
                                                            ------------    ------------

NET INCREASE IN CASH                                             107,578          63,171

CASH - Beginning of Period                                        79,924          16,753
                                                            ------------    ------------

CASH - End of Period                                        $    187,502    $     79,924
                                                            ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                           $     13,132    $     40,108
                                                            ============    ============
    Income Taxes Paid                                       $         --    $         --
                                                            ============    ============

    Conversion of Notes Payable to Equity                   $    105,000    $         --
                                                            ============    ============
    Reclassification of Shareholders' Loans to Equity       $    284,138    $         --
                                                            ============    ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

           Nature of Operations:
              The Company, through its wholly-owned subsidiary, Advanced Staffing International, Inc., is principally engaged in the employee leasing business. It also markets pre-owned, brand name photocopier machines through its wholly owned subsidiary, Renewable Assets, Inc.

           Basis of Presentation:
              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Advanced Staffing International, Inc., Renewable Assets, Inc. and Accurate Images, Inc. Intercompany transactions and accounts have been eliminated.

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

           Financial Instruments:
              The carrying values of accounts receivable, accounts payable, and notes payable approximate fair value at December 31, 2005.

           Accounts Receivable:
              Accounts receivable are considered to be fully collectible at December 31, 2005.

           Revenue:
              Personnel placement fees are recorded upon completion of contract terms.

           Advertising:
              Advertising costs are expensed as incurred.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

           Earnings or (Loss) Per Common Share:
              Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" (see note
              G) as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the periods ended December 31, 2005 and 2004 because their effect would have been anti-dilutive.

           Recent Accounting Pronouncements:
              In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement No. 123, Accounting for Stock Based Compensation, entitled "Share Based Payments". The Statement is effective for small business issuers for periods after December 15, 2005, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchanges for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the alternative to use the "intrinsic value method" of accounting that was previously provided in the original version of Statement No. 123. Under that method, issuance of stock options to employees generally resulted in recognition of no compensation cost. The recently issued revision requires entities to recognize the cost of employee services received in exchange for award of equity instruments based on the grant date fair value of those awards.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued) -

            Recent Accounting Pronouncements (continued):
              In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". The Statement is effective for fiscal periods beginning after June 15, 2005, and eliminates certain differences that existed between U.S. accounting standards for nonmonetary transactions and those standards provided by International Accounting Standard No. 16, "Property, Plant and Equipment" and International Accounting Standard No. 38, "Intangible Assets". The Statement eliminates the exceptions to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

              In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transaction provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes", for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

              Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.


NOTE B  -  ADVANCES TO CUSTOMER -

              The Company paid non-interest bearing advances of $380,000 to a former customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" has repaid $325,000 through December 31, 2005.

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


NOTE D  -  CONCENTRATION OF RISK -

           Customer:
              One customer accounted for substantially all of the Company's revenues for the year ended December 31, 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E  -  COMMITMENTS -

           Rent:
              On May 11, 2005, the Company entered into a three year office lease. Minimum annual rentals are as follows:

                                2006            $47,035
                                2007            $53,090
                                2008            $13,905

              The Company is also obligated to pay annual pro-rata operating expenses and real estate taxes.

              Net rent expense amounted to $30,050 after deducting sublease income from related parties in 2005 and $44,114 in 2004.

           Consulting Agreement:
              In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $4,000, plus expense reimbursements. At December 31, 2005, $22,000 was unpaid.


NOTE F -   NOTES PAYABLE -

           Notes payable consist of the following at December 31, 2005:

              Demand Loans Payable - Shareholders - Working capital
              advances bearing no interest                             $ 305,500

              6% Exchangeable Notes Payable - Maturing at various
              times through December, 2005. The notes were
              exchanged for common stock in 2006 based upon an
              exchange price of $.50 per common share for each
              dollar owed.                                               430,000
                                                                       ---------
                                                                       $ 735,500
                                                                       =========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F -   NOTES PAYABLE - (continued) -

           Interest expense amounted to $32,654 and $38,758 for the years ended December 31, 2005 and 2004, respectively.

           The exchangeable notes have matured. During 2005 the Company issued 210,000 common shares in satisfaction of notes amounting to $105,000. In 2006, lenders agreed to receive 860,000 common shares in satisfaction of $430,000, the remaining exchangeable notes payable.


NOTE G  -  INCOME TAXES -

           The Company has a net operating loss carryforward, of approximately $555,000, which may be carried forward through the year 2025, to offset future taxable income.

           Deferred tax assets, amounting to approximately $111,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

                  Net Operating Loss Carryforward               $    111,000
                                                                ------------

                       TOTAL DEFERRED TAX ASSETS                     111,000

                  Valuation Allowance                               (111,000)
                                                                ------------

                  NET DEFERRED TAX ASSETS                       $         --
                                                                ============

           The valuation allowance changed during 2005 resulting from the increase in the net operating loss carryforward and the disposition of a subsidiary.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H  -  RELATED PARTY TRANSACTIONS -

           Promotional Fees:
              During the periods ended December 31, 2005 and 2004, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500 and $7,000, respectively.

           Asset Sale:
              In connection with a previous asset sale in 2004, it received a note receivable in the amount of $120,986 from the buyer, a former vendor.

              On June 13, 2005, the remaining balance of the note was discounted to the buyer, for $50,000, resulting in a loss of $56,672 and is included in loss from discontinued operations in the accompanying statement of operations.

           Transactions with Affiliate:
              The Company advanced $120,000 to an entity in which a shareholder has an equity interest during 2005. This amount was repaid during the same year. Billings to this entity for accounting services rendered by the Company's management amounted to $28,029, of which $1,600 remains unpaid at year-end.


NOTE I  -  PENDING SPIN-OFF -

           On December 13, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the business of the predecessor company, A.M.S. Marketing, Inc. The business consists of marketing pre-owned photocopy machines.

           The chief executive officer of Renewable Assets, Inc. is also a shareholder of International Imaging Systems, Inc. (see Note C).

           On April 13, 2004, the Board of Directors approved a spin-off of Renewable Assets, Inc. to International Imaging Systems, Inc.'s shareholders of record on April 14, 2004.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I  -  PENDING SPIN-OFF - (continued) -

           The shares of Renewable Assets, Inc. have not been distributed pending compliance with applicable rules and regulations of the Securities and Exchange Commission.

           At December 31, 2005, the net assets of Renewable Assets, Inc. are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet. The results of the photocopy division operations are immaterial and not separately presented.


NOTE J  -  DISPOSITION OF SUBSIDIARY -

           On December 30, 2005, the Company sold for $100, its interest in its former operating subsidiary, Advanced Imaging Systems, LLC, to the Company's former production manager. At the date of the sale, the subsidiary had minimal assets and liabilities of $517,121.

           The condensed statement of operations for Advanced Imaging Systems, LLC is as follows:

                       Revenues                                $     77,068
                       Operating Expenses                           301,040
                                                               ------------

                       Net (Loss)                              $    223,972
                                                               ============


           This amount is combined with the loss from discontinued operations of Renewable Assets, Inc. in the accompanying statement of operations.

           Disposition of the subsidiary resulted in a gain of $509,337. No income taxes were provided resulting from utilization of the net operating loss carryforward.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K  -  CONTINGENCIES -

           Going Concern:
              The loss of the Company's major customer in February, 2006, a net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's ability to continue as a going concern. Management is presently seeking customers for its personnel agency. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.


NOTE L  -  SEGMENT REPORTING -

           During 2005, the Company had three segments: personnel placement, security card sales, and photocopier sales. Operating segments are identified on the basis of the nature of products or services offered for sale. The Company evaluates segment performance and allocates resources based on several factors, of which net sales and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies" footnote to the financial statements. There are not intersegment sales.

           SEGMENT DATA
           ------------
                                    SECURITY
                                      CARD         PHOTOCOPIER      PERSONNEL
                                      SALES           SALES           AGENCY           TOTAL
                                   ------------    ------------    ------------    ------------
           Revenues                $     77,237    $     19,390    $    958,922    $  1,055,549
           Interest Income                1,245              --              --           1,245
           Interest Expense              31,809              --             845          32,654
           Depreciation                      --              --              --              --
           Segment Profit (Loss)       (286,477)        (70,479)        (10,871)       (367,827)
           Segment Assets               253,760           3,518          45,492         302,770
           Expenditures for
               Long-Lived Assets             --              --              --              --

           RECONCILIATION TO CONSOLIDATED FINANCIAL STATEMENTS
           ---------------------------------------------------

                                                          REVENUES        NET LOSS
                                                        ------------    ------------
           Segment Total                                $  1,055,549    $   (367,827)
           Discontinued Operations                           (96,451)             --
           Gain on Disposal of Discontinued Operation             --         509,337
           General G & A Expenses Relating to
               Corporate Operations                               --        (154,285)
                                                        ------------    ------------
                                                        $    959,098    $    (12,775)
                                                        ============    ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2006
                                        INTERNATIONAL IMAGING SYSTEMS, INC.

                                        By: /s/ C. LEO SMITH
                                            ------------------------------------
                                            Name:  C. Leo Smith
                                            Title: President, Chief Executive
                                                   Officer, and Chief Financial
                                                   Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                                                  Date
---------                       -----                                                  ----
                                President, Chief Executive Officer, Chief
/s/ C. LEO SMITH                Financial Officer and Director                         March 28, 2006
----------------------------
C. Leo Smith

/s/ ALEX SERAFIANOS             Director                                               March 28, 2006
----------------------------
Alex Serafianos