Form 10QSB
period 2006-03-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-05-19
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

                                 YES [X] NO [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 YES [ ] NO [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of May 15, 2006 the Registrant had 7,813,700 shares of common stock outstanding.

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB

                  For the quarterly period ended March 31, 2006

                                      INDEX


                                                                            Page

PART I                        FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheet as of March 31, 2006 (unaudited)       1

            Consolidated Statements of Operations for the three months
            ended March 31, 2006 and 2005 (unaudited)                         2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2006 and 2005 (unaudited)                  3

            Notes to Consolidated Financial Statements                        4

Item 2      Management's Discussion and Analysis or Plan of Operation        11

Item 3      Controls and Procedures                                          13

PART II

Item 1      Legal Proceedings                                                14

Item 2      Changes in Securities                                            14

Item 3      Defaults Upon Senior Securities                                  14

Item 4      Submission of Matters to a Vote of Security Holders              14

Item 5      Other Information                                                14

Item 6      Exhibits and Reports on Form 8-K                                 14

Signature                                                                    15

Exhibit 10.1                                                                 16

Exhibit 31.1                                                                 19

Exhibit 32.1                                                                 20

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                           $     65,019
    Accounts Receivable                                                  20,427
    Advances to Customer                                                 30,000
                                                                   ------------
        TOTAL CURRENT ASSETS                                       $    115,446

OTHER ASSETS:
    Security Deposits                                                     4,051
                                                                   ------------
        TOTAL ASSETS                                               $    119,497
                                                                   ============


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
    Loans Payable - Shareholders                                   $    268,150
    Accounts Payable and Accrued Expenses                                42,509
    Net Liabilities of Discontinued Operations                           25,021
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                       335,680
                                                                   ------------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 7,813,700 Shares Issued and Outstanding               7,814
    Additional Paid-In Capital                                        1,054,487
    Accumulated Deficit                                              (1,278,484)
                                                                   ------------
        TOTAL SHAREHOLDERS' DEFICIENCY                                 (216,183)
                                                                   ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY             $    119,497
                                                                   ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                       2006            2005*
                                                   ------------    ------------

REVENUES                                           $    145,889    $     56,353

GENERAL AND ADMINISTRATIVE EXPENSES                     311,949          94,650
                                                   ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS                      (166,060)        (38,297)

(LOSS) FROM DISCONTINUED OPERATIONS                     (30,954)        (58,419)
                                                   ------------    ------------

NET (LOSS)                                         $   (197,014)   $    (96,716)
                                                   ============    ============


BASIC AND DILUTED (LOSS) PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS                  $      (.024)   $      (.006)

(LOSS) FROM DISCONTINUED OPERATIONS                $      (.004)   $      (.010)
                                                   ------------    ------------

NET (LOSS)                                         $      (.028)   $      (.016)
                                                   ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
        Basic and Diluted                             6,992,367       6,028,700
                                                   ------------    ------------


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                  2006            2005
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                $   (197,014)   $    (96,716)
    Adjustments to Reconcile Net (Loss)
        to Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable                 --             113
            Depreciation                                                --             306
            Stock Based Compensation                                62,500              --
            Change in Net Liabilities of Discontinued
              Operations                                            21,454          (5,577)
            Gain on Extinguishment of Debt                              --         (17,780)

    Change in Operating Assets and Liabilities:
        Accounts Receivable                                         35,790         111,187
        Advances to Customer                                        25,000        (100,000)
        Accounts Payable and Accrued Expenses                      (32,863)        (43,151)
                                                              ------------    ------------
              NET CASH (USED) BY OPERATING ACTIVITIES              (85,133)       (151,618)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on Note Receivable                                      --           9,483
    Expenditures for Property and Equipment                             --          (1,352)
                                                              ------------    ------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                 --           8,131
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings - Shareholders                             --         139,897
    Repayment of Borrowings - Shareholders                         (37,350)        (75,371)
                                                              ------------    ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES            (37,350)         64,526
                                                              ------------    ------------

NET (DECREASE) IN CASH                                            (122,483)        (78,961)

CASH - Beginning of Period                                         187,502          79,924
                                                              ------------    ------------

CASH - End of Period                                          $     65,019    $        963
                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                                      $--    $      8,007
                                                              ============    ============
    Income Taxes Paid                                                  $--             $--
                                                              ============    ============
    Conversion of Notes Payable to Equity                     $    430,000             $--
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

           Nature of Operations:
              The Company, through its wholly-owned subsidiary, Advanced Staffing International, Inc., is principally engaged in the employee leasing business. It also markets pre-owned, brand name photocopier machines through its wholly-owned subsidiary, Renewable Assets, Inc.

           Basis of Presentation:
              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated.

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

           Financial Instruments:
              The carrying values of accounts receivable, accounts payable and accrued expenses, and loans payable approximate fair value at March 31, 2006.

           Accounts Receivable:
              Accounts receivable are considered to be fully collectible at March 31, 2006

           Revenue:
              Personnel leasing fees are recorded weekly upon completion of contract terms.

           Advertising:
             Advertising costs are expensed as incurred.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) -

           Earnings or (Loss) Per Common Share:
              Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the Exchangeable Notes were not considered for the period ended March 31, 2005 because their effect would have been anti-dilutive.

           Recent Accounting Pronouncements:
              In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement No. 123, Accounting for Stock Based Compensation entitled "Share Based Payments." The Statement is effective for small business issuers for periods after December 15, 2005, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the alternative to use the "intrinsic value method" of accounting that was previously provided in the original version of Statement No. 123. Under the method, issuance of stock options to employees generally resulted in recognition of no compensation cost. The recently issued revision requires entities to recognize the cost of employee services received in exchange for award of equity instruments based on the grant date fair value of those awards.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Recent Accounting Pronouncements (continued):
              In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The Statement is effective for fiscal periods beginning after June 15, 2005, and eliminates certain differences that existed between U.S. accounting standards for nonmonetary transactions and those standards provided by International Accounting Standard No. 16, "Property, Plant and Equipment" and International Accounting Standard No. 38, "Intangible Assets." The Statement eliminates the exceptions to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

              In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transaction provisions. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

              Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.

NOTE B  -  ADVANCES TO CUSTOMER -

           The Company made non-interest bearing advances of $380,000 through December 31, 2005, to a former customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" has repaid $350,000 through March 31, 2006.

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C  -  STOCK COMPENSATION PLAN (continued) -

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

           In March 2006, the Company issued 250,000 shares of common stock in connection with a one-year consulting agreement to provide advice regarding the enhancement of shareholder value. The fair value of the shares issued amounted to $62,500 and is included in the accompanying statement of operations.

NOTE D  -  CONCENTRATION OF RISK -

           Customer:
              One customer accounted for substantially all of the Company's revenues for the period ended March 31, 2006.

NOTE E  -  COMMITMENTS

           Rent:
              On May 11, 2005, the Company entered into a three-year office lease. Minimum annual rents are approximately as follows:

                              2006              $35,000
                              2007              $53,000
                              2008              $14,000

              The Company is also obligated to pay annual pro-rata operating expenses and real estate taxes.

              Net rent expense amounted to $11,509 in 2006 and $792 in 2005.

           Consulting Agreement:
              In April 2003, the Company entered into a three-year management services contract with a shareholder. The agreement provides for monthly payments of $4,000 plus expense reimbursements. At March 31, 2006, $25,000 was unpaid.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F  -  LOANS PAYABLE - SHAREHOLDERS

           Loans payable to shareholders consist of non-interest bearing working capital advances, due on demand.

           Interest expense amounted to $1,011 and $9,758 for the three months ended March 31, 2006 and 2005 respectively

           During 2006, the Company issued 860,000 common shares in satisfaction of debt of $430,000.

NOTE G  -  INCOME TAXES -

           As of March 31, 2006, the Company has a net operating loss carryforward of approximately $750,000, which may be carried forward through the year 2026 to offset future taxable income.

           Deferred tax assets, amounting to approximately $150,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

                  Net Operating Loss Carryforward            $  150,000

                  Valuation Allowance                          (150,000)
                                                             ----------

                        NET DEFERRED TAX ASSETS              $       --
                                                             ==========

           The valuation allowance changed during 2006 resulting from the increase in the net operation loss carryforward.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE H  -  RELATED PARTY TRANSACTIONS -

           Promotional Fees:
              During the period ended March 31, 2005, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500.

           Transactions with Affiliate:
              At March 31, 2006, the Company owed $3,475 to an entity in which a shareholder has an equity interest.


NOTE I  -  PENDING SPIN OFF -

           On December 13, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the business of the predecessor company, A.M.S. Marketing, Inc. The business consists of marketing pre-owned photocopy machines.

           The shares of Renewable Assets, Inc., have not been distributed pending compliance with applicable rules and regulations of the Securities and Exchange Commission.

           At March 31, 2006, the net assets of Renewable Assets, Inc., are presented as "net assets of discontinued operations" in the accompanying consolidated balance sheet.

NOTE J  -  RECLASSIFICATION OF PRIOR PERIOD -

           On December 30, 2005, the Company sold its former operating subsidiary, Advanced Imaging Systems, LLC, to the Company's former production manager.

           The condensed statement of operations for Advanced Imaging Systems, LLC for the three months ended March 31, 2005 is as follows:

                  Revenues                                   $    8,466
                  Operating Expenses                            (85,910)
                  Other Income                                   19,025
                                                             ----------

                  Net (Loss)                                 $  (58,419)
                                                             ----------

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J  -  RECLASSIFICATION OF PRIOR PERIOD (continued) -

           This amount is combined with the loss from discontinued operations of Renewable Assets, Inc., in the accompanying statement of operations for the three months ended March 31, 2005.

NOTE K -   CONTINGENCIES -

           Going Concern:
              The loss of the Company's major customer in February 2006, continuing losses from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's abilities to continue as a going concern. Management is presently seeking customers for its personnel agency. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

Item 2 Management's Discussion and Analysis or Plan of Operation

Overview
--------

         The Company was formed in July 1998, and since that time has engaged in the business of marketing pre-owned, brand name photocopiers for an unrelated third party, Office Furniture Warehouse, Inc. ("OFW"). Such business is now carried out through the Company's wholly owned subsidiary, Renewable Assets, Inc. ("Renewable"), a Delaware corporation. On April 13, 2004 our board of directors approved the spin-off of all of the shares of Renewable owned by us to our shareholders of record as of April 14, 2004. It is expected that the spin-off will be completed in the second quarter of 2006, but it could be delayed or abandoned if regulatory compliance cannot be achieved.

         From July 2003 when the Company acquired Advanced Imaging Systems, LLC ("Advanced"), a Delaware limited liability company, we had also engaged in the marketing, and until December 2004, at which time Advanced sold virtually all of its assets, the design and manufacture of plastic and paper credit cards, primarily for the telecommunications industry. During December 2005 Advanced was sold to its former production manager for a nominal amount, and effectively exited from the credit card business.

         Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly owned subsidiary, Accurate Images, Inc. ("Accurate"), a Florida corporation, entered into a marketing services agreement with Alcard Mexico, S.A. ("Alcard"), an unrelated third party. Accurate agreed to assist Alcard in the marketing of paper and plastic credit cards in Mexico in exchange for a percentage of the business profits derived from such business. Alcard was sold during December 2005. Accurate no longer has a business relationship with Alcard, and is not presently conducting any business activity.

         Also in January 2005, the Company formed Advanced Staffing International, Inc. ("Staffing"), a Florida corporation, that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In February 2006 Staffing was orally notified by its sole customer of its intent to hire its employees directly, rather than outsource them from Staffing. The management of Staffing is currently seeking other customers for its services. If other customers cannot be obtained to make Staffing a viable business, the Company will have to consider all of its strategic alternatives to maximize shareholder value. In that connection, on March 27, 2006, the Company entered into a Consulting Agreement with John LaSala pursuant to which Mr. LaSala agreed to advise the Company regarding such strategic alternatives. For his services, Mr. LaSala was issued 250,000 shares of the Company's common stock under the Company's Incentive Program. The closing price of the Company's common stock on March 27, 2006 was $ .25 per share.

         As discussed below, the three month period ended March 31, 2006 (the "2006 First Quarter") was characterized by a 159% increase in sales as compared to the three month period ended March 31, 2005 (the "2005 First Quarter"), resulting in a net loss of $ 197,014 in the 2006 First Quarter as compared to a net loss of $ 96,716 in the 2005 First Quarter.

Results of Operations
---------------------

Sales

         Sales for the 2006 First Quarter were $ 145,889 as compared to sales of $ 56,353 for the 2005 First Quarter. Such increase in sales was caused by an increase in revenues by the Company's wholly owned staffing subsidiary. Substantially all of the sales in the 2006 First Quarter and the 2005 First Quarter were attributable to Staffing.

Gross Profit

         Gross Profit/(Loss) as a percentage of sales increased to (114)% in the 2006 First Quarter from approximately (68)% in the 2005 First Quarter. Such increase in Gross (Loss) was caused by an increase in certain legal and accounting expenses.

General and Administrative Expenses

         General and Administrative Expenses ("G&A") were $ 311,949, or approximately 214% of net sales in the 2006 First Quarter as compared to $ 94,650, or approximately 168% of net sales in the 2005 First Quarter. Such increase in G&A as a percentage of net sales was caused by an increase in certain legal and accounting expenses.

Other Expenses

         Interest expenses declined in the 2006 First Quarter to $ 1,011 from $ 9,758 in the 2005 First Quarter. Such decline was attributable to the satisfaction of debt during 2005 and the conversion of shareholders' loans to equity.

Liquidity and Capital Resources
-------------------------------

         The Company financed its operations during the 2006 First Quarter through revenues from operations. As of March 31, 2006, the Company's principal sources of liquidity consisted of cash of $ 65,019, accounts receivable of $ 20,427, and advances to customers of $ 30,000. The Company believes that such funds, together with expected revenues from operations, will be sufficient to fund the Company's operations for the foreseeable future, assuming that the Company returns to profitable operations. Despite the efforts of the Company, however, no assurance can be given that operations will in fact return to profitability. To continue operations, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that the Company will be able to find sources of financing on terms acceptable, if at all. If the Company does not find sources to finance its operations, it may become necessary for the Company to curtail certain of it business activities.

Item 3 Controls and Procedures

    (a)  Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

Within the 90 days prior to the date of this Report, International Imaging Systems, Inc. (the "Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic filings with the Securities and Exchange Commission relating to the Company (including its consolidated subsidiaries).

    (b)  Changes in Controls
         -------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           FORWARD LOOKING STATEMENTS

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management, as well as estimates and assumptions made by the Company's management.

When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions relating to the Company's operations and results of operations, and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                                     PART II
                                OTHER INFORMATION

Item 1 Legal Proceedings

         None

Item 2 Unregistered Sales of Equity Securities

         There were no securities sold by the Registrant during the period covered by this report that were not registered under the Securities Act and that were not included in a Current Report on form 8-K.

Item 3 Defaults Upon Senior Securities

         None

Item 4 Submission of Matters to a Vote of Security Holders

         None

Item 5 Other Information

         None

Item 6 Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.1 Consulting Agreement, dated as of March 27, 2006, between the Registrant and John LaSala.

         31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 27, 2006 relating to the sale of restricted shares of its common stock to accredited investors.

         The Company filed a Current Report on Form 8-K on March 2, 2006 relating to the cessation of business activities between a wholly owned subsidiary of the Company and a customer of the subsidiary.

         The Company filed a Current Report on Form 8-K on March 9, 2006 relating to the sale of restricted shares of its common stock to accredited investors.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

INTERNATIONAL IMAGING SYSTEMS, INC.

By: /s/ C. LEO SMITH
    --------------------------------------
    C. Leo Smith, Chief Executive Officer,
    Chief Financial Officer and President

Dated: May 19, 2006