Form 10KSB/A
period 2005-12-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-07-28
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

                                 (954) 650-0823
              (Registrant's Telephone Number, Including Area Code)


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

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS






PART I.........................................................................................1

   Description of Business.....................................................................1
   Description of Property.....................................................................5
   Legal Proceedings...........................................................................5
   Submission of Matters to a Vote of Security Holders.........................................5

PART II........................................................................................8

   Market For Registrant's Common Equity and Related Stockholder Matters.......................8
   Management's Discussion and Analysis of Financial Condition and Results of Operations.......9
   Financial Statements.......................................................................11
   Changes in and Disagreement With Accountants on Accounting and Financial Disclosure........11
   Controls and Procedures

PART III......................................................................................12

   Directors, Executive Officers, Promoters and Control Persons; Compliance
   With Section 16(A) of the Exchange Act ....................................................12
   Executive Compensation.....................................................................14
   Security Ownership of Certain Beneficial Owners and Management.............................15
   Certain Relationships and Related Transactions.............................................16
   Exhibits, List and Reports on Form 8-K
   Principal Accountant Fees and Services

         Forward Looking Statements


         This amended report on Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.


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

         As a result of the proposed spin-off of RAI, the sale of AIS, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues and no assurance can be given that the Company will be able to generate future revenues.


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


         In December 2003 we formed Renewable Assets, Inc. ("RAI"), a Delaware corporation, to carry on our business of marketing pre-owned, brand name photocopy machines. On April 13, 2004 our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. As part of the proposed spin-off each shareholder of record will receive one (1) share of RAI's common stock for each two (2) shares of our common stock that they owned on April 14, 2004. We had expected to complete the proposed spin-off on or before October 31, 2004, but it has been delayed due to our prior inability to comply timely with our reporting obligations as a public company. It is contemplated that the proposed spin-off will be completed during the third quarter of 2006, but completion of the proposed spin-off is subject to compliance with certain regulatory rules and regulations, and there can be no assurance that such compliance can be effected in the near future, or at all. If we are incapable of completing the proposed spin-off, we will have to consider all of our strategic alternatives regarding the business of RAI. Mr. Schiffrin continues to run the photocopier business. He was issued 160,000 shares of our common stock during 2005, pursuant to our 2003 Equity Incentive Program, as payment for his services until the completion of the proposed spin-off.


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


         As a result of the proposed spin-off of RAI, the sale of AIS, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues and no assurance can be given that the Company will be able to generate future revenues.

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

         We have no remaining active operations that would be expected to generate future revenues and, if we are unable to generate revenues in the future, we will have to consider all of our strategic alternatives to maximize shareholder value.


         As a result of the proposed spin-off of RAI, the sale of AIS, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of it's sole customer, the Company has no remaining active operations that currently generate revenue. The management of Staffing is seeking other customers. If other customers cannot be obtained in order to make Staffing a viable business, we will be unable to generate any revenue and we will have to consider all of our strategic alternatives to maximize shareholder value, such as a sale of the Company or a merger of the Company with or into another entity.


         Staffing is a new venture with a limited operating history, and is therefore difficult to evaluate.

         Staffing was organized in January 2005. Due to its limited operating history, our ability to operate successfully is materially uncertain and our operations and prospects are subject to all the risks inherent in a developing business enterprise. Moreover, in February 2006, Staffing was notified by its sole customer that such customer would cease using the services of Staffing. The limited operating history also makes it difficult to evaluate our long-term commercial viability, and market acceptance of our services. Our potential for success must be evaluated in light of the problems, expenses and difficulties frequently encountered by a relatively new business in general, and by the staffing services industry specifically.

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

         Currently we employ three employees. If we fail to retain the necessary personnel, our business and ability to obtain new customers and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our Chief Executive Officer, Mr. C. Leo Smith.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


         The Company was formed in Delaware on July 23, 1998. Since that date, we have engaged in the business of marketing pre-owned, brand name photocopy machines for an unrelated third party. Such business is now carried on through our wholly owned subsidiary, Renewable Assets, Inc. ("RAI"), a Delaware corporation. On April 13, 2004, our board of directors approved the spin-off of all of the shares of RAI owned by us to our shareholders of record as of April 14, 2004. It is expected that the spin-off will be completed during the third quarter of 2006, but it could be delayed or abandoned if regulatory compliance cannot be achieved.


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


         As a result of the proposed spin-off of RAI, the sale of AIS, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues and no assurance can be given that the Company will be able to generate future revenues.


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

Liquidity and Capital Resources


         The Company financed its operations during fiscal 2005 through revenues from operations, shareholder advances of $659,800, and the sale of $535,000 of 6% Series A Exchangeable Notes by its formerly wholly owned limited liability company, AIS. As of December 31, 2005, the Company's principal sources of liquidity consisted of cash of $187,502, accounts receivable of $56,217 and advances to a customer of $55,000. Since February 2006 when the Company's wholly owned Staffing subsidiary was notified by its sole customer that it would cease using the services of Staffing, the Company's three employees have agreed to waive their respective salaries until such time as the Company returns to profitability. Accordingly, the Company's principal expenses consist of monthly office rent of $3,920 and legal and accounting fees associated with being a reporting issuer. The Company believes that the cash on hand and proceeds realized from accounts and advances receivable will be sufficient to fund the Company's operations until the end of fiscal 2006 and permit Staffing to obtain other customers. If such funds prove insufficient or Staffing is unable to obtain other customers that generate sufficient revenue, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail our activities and consider all of our strategic alternatives to maximize shareholder value, such as a sale of the Company or a merger of the Company with or into another entity.


Trends


         As a result of the proposed spin-off of RAI, the sale of AIS, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues and no assurance can be given that the Company will be able to generate future revenues.



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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable.

ITEM 8A.   CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------


         As of the end of the period covered by this Report, with the participation of our chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the period covered by this report in timely alerting him to material information relating to International Imaging Systems, Inc. required to be included in its periodic filings with the Securities and Exchange Commission.


         (b)      Changes in Internal Controls
                  ----------------------------


         There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.


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

----------------------------------------------------------------------------------------------------------------
                                                Year Became an
           Name                     Age           Executive                          Positions
           ----                     ---        Officer/Director                      ---------
                                               ----------------
----------------------------------------------------------------------------------------------------------------
       C. Leo Smith                 38               2003             Director, President, Chief Executive and
                                                                              Chief Financial Officer
----------------------------------------------------------------------------------------------------------------
     Alex Sarafianos                43               2003                             Director
----------------------------------------------------------------------------------------------------------------

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information available to us, as of March 15, 2006 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors, and; (iii) our officers and directors as a group:

   Name and Address of Beneficial Owner (1)           Shares of Common        Percentage (%) of Common
   ----------------------------------------            Stock Owned(2)                Stock (2)
                                                       --------------                ---------
Michael D'Angelo(3)                                      1,500,000                    19.83%
Laura Palisa Mujica(4)                                   2,100,000                    27.76%
Lara Nicole Sarafianos(5)                                1,200,000                    15.87%
Alicia M. LaSala(6)                                        504,000(7)                  6.62%(7)
Alfred M. Schiffrin(8)                                     635,000                     8.40%
Alex Sarafianos(9)                                          25,000(10)                 0.33%(10)
C. Leo Smith(3)                                                  0(11)                 0.00%(11)
Susan Archer(3)                                            130,000                     1.72%
All officers and directors as a group                      155,000(11)                 2.05%(11)
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

10.1 Strategic Alliance Agreement, dated December 30, 2004, between Advanced Imaging Systems, Inc. and RBE & SJC, Inc. (A)*

10.2 Management Services Agreement, dated April 1, 2003, between Advanced Imaging Systems, Inc. and The Parkview Group, Inc. (D)*

10.3 Amendment, dated as of November 1, 2003, to the Management Services Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc. (E)*
10.4 Amendment, dated as of March 1, 2004, to the Management Service Agreement dated April 1, 2003 between Advanced Imaging Systems, LLC and The Parkview Group, Inc. (E)*

10.5 Amendment, dated as of January 3, 2005, to the Management Services Agreement between Advanced Imaging Systems, LLC and The Parkview Group, Inc. (D)*

23.1                    Consent of Independent Auditor
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
-------------------
         *

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


         (D) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006.

         (E) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on August 27, 2004

         b)  Reports on Form 8-K

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the consolidated financial statements, the Company has suffered the loss of its major customer, incurred substantial losses from operations, has negative working capital and a shareholders' deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
March 9, 2006

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005




                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $    187,502
    Accounts Receivable                                                  56,217
    Advances to Customer                                                 55,000

    Assets of Discontinued Operations                                     3,518
                                                                   ------------
        TOTAL CURRENT ASSETS                                            302,237


OTHER ASSETS:
    Security Deposits                                                     4,051
                                                                   ------------


TOTAL ASSETS                                                       $    306,288
                                                                   ============



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Notes Payable                                                  $    735,500
    Accounts Payable and Accrued Expenses                                75,371

    Liabilities of Discontinued Operations                                7,085
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                       817,956
                                                                   ------------


SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 6,703,700 Shares Issued and Outstanding               6,704
    Additional Paid-In Capital                                          563,097
    Accumulated Deficit                                              (1,081,469)
                                                                   ------------
                TOTAL SHAREHOLDERS' DEFICIENCY                         (511,668)
                                                                   ------------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    306,288
                                                                   ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 2005 AND 2004



                                                       2005            2004 *
                                                   ------------    ------------

REVENUES                                           $    959,098    $     17,175

GENERAL AND ADMINISTRATIVE EXPENSES                   1,186,759          62,239
                                                   ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS                      (227,661)        (45,064)

(LOSS) FROM DISCONTINUED OPERATIONS                    (294,451)       (418,103)

GAIN FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                          509,337              --
                                                   ------------    ------------

NET (LOSS)                                         $    (12,775)   $   (463,167)
                                                   ============    ============

BASIC AND DILUTED (LOSS) PER SHARE:


(LOSS) FROM CONTINUING OPERATIONS                  $       (.04)   $       (.01)

(LOSS) FROM DISCONTINUED OPERATIONS                        (.05)           (.07)


GAIN FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                              .08              --
                                                   ------------    ------------


NET (LOSS)                                         $       (.01)   $       (.08)
                                                   ============    ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
        Basic and Diluted                             6,217,727       6,028,700
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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                       PREFERRED STOCK              COMMON STOCK
                                       $.001 PAR VALUE             $.001 PAR VALUE         ADDITIONAL
                                   -------------------------   -------------------------     PAID-IN     ACCUMULATED
                                     SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT         TOTAL
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE - December 31, 2003                 --   $        --     6,028,700   $     6,029   $    96,134   $  (605,527)   $  (503,364)

   NET (LOSS) FOR PERIOD                    --            --            --            --            --      (463,167)      (463,167)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE - December 31, 2004                 --            --     6,028,700         6,029        96,134    (1,068,694)      (966,531)

   SALE OF COMMON STOCK                     --            --       305,000           305        30,195            --         30,500

   COMMON STOCK ISSUED IN PAYMENT
      OF EXCHANGEABLE NOTES                 --            --       210,000           210       104,790            --        105,000

   STOCK COMPENSATION AWARD                 --            --       160,000           160        47,840            --         48,000

   CONTRIBUTION OF SHAREHOLDERS'
      LOANS TO EQUITY                       --            --            --            --       284,138            --        284,138

   NET (LOSS) FOR PERIOD                    --            --            --            --            --       (12,775)       (12,775)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE - December 31, 2005                 --   $        --     6,703,700   $     6,704   $   563,097   $(1,081,469)   $  (511,668)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                               2005          2004
                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                              $  (12,775)   $ (463,167)
    Adjustments to Reconcile Net (Loss) to Net
        Cash (Used) by Operating Activities:
            Loss on Note Receivable                             56,672            --
            Provision for Losses on Accounts Receivable         35,714        60,920
            Depreciation                                            --        54,903
            Gain on Sale of Assets                                  --      (171,885)
            Gain on Disposition of Discontinued Operation     (509,337)           --
            Net Liabilities of Discontinued Operation            9,755        (6,188)
            Stock Based Compensation                            48,000            --
    Changes in Operating Assets and Liabilities (Net of
        Subsidiary Disposed):
            Accounts Receivable                                 68,377       205,925
            Advances to Customer - Net                         (55,000)           --
            Inventories                                             --       141,185
            Security Deposits                                     (351)           --
            Accounts Payable and Accrued Expenses               (7,023)       98,013
                                                            ----------    ----------
              NET CASH (USED) BY OPERATING ACTIVITIES         (365,968)      (80,294)
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of Note Receivable                               64,314            --
    Expenditures for Property and Equipment                         --       (11,517)
    Proceeds from Sale of Property and Equipment                    --       122,576
                                                            ----------    ----------
              NET CASH PROVIDED BY INVESTING ACTIVITIES         64,314       111,059
                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                   659,800       373,500
    Repayment of Borrowings                                   (281,068)     (341,094)
    Proceeds from Stock Issuance                                30,500            --
                                                            ----------    ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES       409,232        32,406
                                                            ----------    ----------

NET INCREASE IN CASH                                           107,578        63,171

CASH - Beginning of Period                                      79,924        16,753
                                                            ----------    ----------

CASH - End of Period                                        $  187,502    $   79,924
                                                            ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                           $   13,132    $   40,108
                                                            ==========    ==========
    Income Taxes Paid                                       $       --    $       --
                                                            ==========    ==========

    Conversion of Notes Payable to Equity                   $  105,000    $       --
                                                            ==========    ==========
    Reclassification of Shareholders' Loans to Equity       $  284,138    $       --
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

           Significant components of the Company's deferred tax assets are as follows:

                  Net Operating Loss Carryforward          $ 111,000
                                                           ---------


                         TOTAL DEFERRED TAX ASSETS           111,000


                  Valuation Allowance                       (111,000)
                                                           ---------

                  NET DEFERRED TAX ASSETS                  $      --
                                                           =========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE G  -  INCOME TAXES -

           The valuation allowance changed during 2005 resulting from the increase in the net operating loss carryforward and the disposition of a subsidiary as follows:


              Valuation Allowance - January 1, 2005                  $ 292,000


              Decrease Relating to Disposal of Subsidiary             (239,000)

              Increase Relating to Current Year Tax Loss                58,000
                                                                     ---------

              Valuation Allowance - December 31, 2005                $ 111,000
                                                                     =========


           The income tax provision relating to earnings (loss) from continuing and discontinued operations consisted of the following:

              CONTINUING OPERATIONS:                       2005         2004
                                                        ----------   ----------

                  Federal Income Tax Benefit at
                      Statutory Rate                    $   44,000   $    9,000
                  State Income Tax Benefit                  14,000        2,000
                                                        ----------   ----------
                                                            58,000       11,000
                                                        ----------   ----------

              DISCONTINUED OPERATIONS:
                  Federal Income Tax (Expense) Benefit
                      at Statutory Rates                   (32,000)      63,000
                  State Income Tax (Expense) Benefit
                      at Statutory Rates                   (15,000)      21,000
                                                        ----------   ----------
                                                           (47,000)      84,000
                                                        ----------   ----------
                                                            11,000       95,000
                  Valuation Allowance                      (11,000)     (95,000)
                                                        ----------   ----------

              NET TAX PROVISION                         $       --   $       --
                                                        ==========   ==========

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


NOTE I  -  DISCONTINUED OPERATIONS -

           Pending Spin-Off
           ----------------

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE I  -  DISCONTINUED OPERATIONS - (continued) -

           The shares of Renewable Assets, Inc. have not been distributed pending compliance with applicable rules and regulations of the Securities and Exchange Commission.


           Assets and liabilities of discontinued operations were as follows at December 31, 2005:

              Cash                                                  $    18
              Accounts Receivable                                     3,500
                                                                    -------
                            TOTAL ASSETS                            $ 3,518
                                                                    =======


              Accounts Payable                                      $ 7,085
                                                                    -------
                            TOTAL LIABILITIES                       $ 7,085
                                                                    =======

           DISPOSITION OF SUBSIDIARY
           -------------------------

           On December 30, 2005, the Company sold for $100, its interest in its former operating subsidiary, Advanced Imaging Systems, LLC to the Company's former production manager. At the date of the sale, the subsidiary had minimal assets and liabilities of $517,121.

           Disposition of the subsidiary resulted in a gain of $509,337. No income taxes were provided resulting from utilization of the net operating loss carryforward.

           Results of discontinued operations were as follows:

                                                     2005                              2004
                                        ------------------------------    ------------------------------
                                          ADVANCED                          ADVANCED
                                          IMAGING          RENEWABLE        IMAGING          RENEWABLE
                                        SYSTEMS, INC.     ASSETS, INC.    SYSTEMS, INC.     ASSETS, INC.
                                        -------------    -------------    -------------    -------------
           Revenues                     $      77,068    $      19,390    $   2,779,761    $       6,960

           Cost of Goods Sold                      --               --       (2,156,773)              --
                                        -------------    -------------    -------------    -------------

           Gross Profit                        77,068           19,390          622,988            6,960

           General and Administrative
               Expenses                      (301,040)         (89,869)      (1,216,150)          (3,786)

           Gain on Sale of Assets                  --               --          171,885               --
                                        -------------    -------------    -------------    -------------

           Net Income (Loss) from
               Discontinued
               Operations               $    (223,972)   $     (70,479)   $    (421,277)   $       3,174
                                        =============    =============    =============    =============

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE J  -  CONTINGENCIES -

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


NOTE K  -  SEGMENT REPORTING -

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

           SEGMENT DATA
           ------------

                                              SECURITY
                                                CARD        PHOTOCOPIER     PERSONNEL
                                                SALES          SALES          AGENCY         TOTAL
                                             -----------    -----------    -----------    -----------
           Revenues                          $    77,237    $    19,390    $   958,922    $ 1,055,549
           Interest Income                         1,245             --             --          1,245
           Interest Expense                       31,809             --            845         32,654
           Depreciation                               --             --             --             --
           Segment Profit (Loss)                (286,477)       (70,479)       (10,871)      (367,827)
           Segment Assets                        253,760          3,518         45,492        302,770
           Expenditures for
               Long-Lived Assets                      --             --             --             --

           RECONCILIATION TO REVENUES AND NET LOSS FROM CONTINUING OPERATIONS
           ------------------------------------------------------------------

                                                              REVENUES       NET LOSS
                                                             -----------    -----------

           Segment Total Above                               $ 1,055,549    $  (367,827)
           Discontinued Operations                               (96,451)            --
           Gain on Disposal of Discontinued Operation                 --        509,337
           General and Administrative Expenses Relating to
               Continuing Operations                                  --       (154,285)
                                                             -----------    -----------

           CONTINUING OPERATIONS - TOTAL                     $   959,098    $   (12,775)
                                                             ===========    ===========

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K  -  SEGMENT REPORTING - continued -

           During 2004, the Company had two segments: security card sales and photocopier sales. Comparative segment information for 2004 is as follows:

           SEGMENT DATA
           ------------

                                                SECURITY CARD     PHOTOCOPIER
                                                    SALES            SALES           TOTAL
                                                -------------    -------------   -------------
           Revenues                             $   2,796,936    $       6,960   $   2,803,896
           Interest Income                                 --               --              --
           Interest Expense                            38,758               --          38,758
           Depreciation                                54,903               --          54,903
           Segment Profit (Loss)                     (404,735)           3,174        (401,561)
           Segment Assets                             380,326            6,488         386,814
           Expenditures for Long-Lived Assets              --               --              --

           RECONCILIATION TO REVENUES AND NET LOSS FROM CONTINUING OPERATIONS
           ------------------------------------------------------------------

                                                              REVENUES        NET LOSS
                                                             -----------    -----------
           Segment Total - Above                             $ 2,803,896    $  (401,561)
           Discontinued Operations                            (2,786,721)       418,103
           General and Administrative Expenses Relating to
               Continuing Operations                                  --         28,522
                                                             -----------    -----------

           CONTINUING OPERATIONS - TOTALS                    $    17,175    $   (45,064)
                                                             ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    July 27, 2006

                                 INTERNATIONAL IMAGING SYSTEMS, INC.

                                 By: /s/ C. LEO SMITH
                                     -------------------------------------------
                                     Name:   C. Leo Smith
                                     Title:  President, Chief Executive Officer,
                                             and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                                     Date
---------                -----                                     ----



/s/ C. LEO SMITH         President, Chief Executive Officer,
---------------------    Chief Financial Officer and Director      July 27, 2006
C. Leo Smith

/s/ ALEX SERAFIANOS      Director                                  July 27, 2006
---------------------
Alex Serafianos