Form 10QSB/A
period 2006-03-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-07-28
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                 (954) 650-0823
                (Issuer's Telephone Number, Including Area Code)

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

                                      INDEX


                                                                            Page

PART I                        FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheet as of March 31, 2006 (unaudited)       1

            Consolidated Statements of Operations for the three months
            ended March 31, 2006 and 2005 (unaudited)                         2

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2006 and 2005 (unaudited)                         3

            Notes to Consolidated Financial Statements                        4

Item 2      Management's Discussion and Analysis or Plan of Operation        11

Item 3      Controls and Procedures                                          13

PART II

Item 1      Legal Proceedings                                                14

Item 2      Changes in Securities                                            14

Item 3      Defaults Upon Senior Securities                                  14

Item 4      Submission of Matters to a Vote of Security Holders              14

Item 5      Other Information                                                14

Item 6      Exhibits and Reports on Form 8-K                                 14

Signature                                                                    15

Exhibit 31.1                                                                 16

Exhibit 32.1                                                                 17

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                           $     65,019
    Accounts Receivable                                                  20,427
    Advances to Customer                                                 30,000


    Assets of Discontinued Operations                              $      2,117
                                                                   ------------
        TOTAL CURRENT ASSETS                                       $    117,563


OTHER ASSETS:
    Security Deposits                                                     4,051
                                                                   ------------

        TOTAL ASSETS                                               $    121,614
                                                                   ============



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
    Loans Payable - Shareholders                                   $    268,150
    Accounts Payable and Accrued Expenses                                42,509

    Liabilities of Discontinued Operations                               27,138
                                                                   ------------
        TOTAL CURRENT LIABILITIES                                       337,797
                                                                   ------------


SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 7,813,700 Shares Issued and Outstanding               7,814
    Additional Paid-In Capital                                        1,054,487
    Accumulated Deficit                                              (1,278,484)
                                                                   ------------
        TOTAL SHAREHOLDERS' DEFICIENCY                                 (216,183)
                                                                   ------------


        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY             $    121,614
                                                                   ============



See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                                       2006            2005*
                                                   ------------    ------------

REVENUES                                           $    145,889    $     56,353

GENERAL AND ADMINISTRATIVE EXPENSES                     311,949          94,650
                                                   ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS                      (166,060)        (38,297)
                                                   ------------    ------------

(LOSS) FROM DISCONTINUED OPERATIONS                     (30,954)        (58,419)
                                                   ------------    ------------

NET (LOSS)                                         $   (197,014)   $    (96,716)
                                                   ============    ============


BASIC AND DILUTED (LOSS) PER SHARE:


(LOSS) FROM CONTINUING OPERATIONS                  $       (.02)   $       (.01)

(LOSS) FROM DISCONTINUED OPERATIONS                $         --    $       (.01)
                                                   ------------    ------------

NET (LOSS)                                         $       (.02)   $       (.02)
                                                   ============    ============



WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
        Basic and Diluted                             6,992,367       6,028,700
                                                   ------------    ------------


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                  2006            2005
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                $   (197,014)   $    (96,716)
    Adjustments to Reconcile Net (Loss)
        to Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable                 --             113
            Depreciation                                                --             306
            Change in Net Assets of Discontinued Operations         21,454          (5,577)
            Gain on Extinguishment of Debt                              --         (17,780)
            Stock Based Compensation                                62,500              --

    Change in Operating Assets and Liabilities:
        Accounts Receivable                                         35,790         111,187
        Advances to Customer                                        25,000        (100,000)
        Accounts Payable and Accrued Expenses                      (32,863)        (43,151)
                                                              ------------    ------------
              NET CASH (USED) BY OPERATING ACTIVITIES              (85,113)       (151,618)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on Note Receivable                                      --           9,483
    Expenditures for Property and Equipment                             --          (1,352)
                                                              ------------    ------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                 --           8,131
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                            --         139,897
    Repayment of Borrowings                                        (37,350)        (75,371)
                                                              ------------    ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES            (37,350)         64,526
                                                              ------------    ------------

NET (DECREASE) IN CASH                                            (122,483)        (78,961)

CASH - Beginning of Period                                         187,502          79,924
                                                              ------------    ------------

CASH - End of Period                                          $     65,019    $        963
                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                             $         --    $      8,007
                                                              ============    ============
    Income Taxes Paid                                         $         --    $         --
                                                              ============    ============
    Conversion of Notes Payable to Equity                     $    430,000    $         --
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

           The Company paid non-interest bearing, advances of $380,000 through December 31, 2005, to a former customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" has repaid $350,000 through March 31, 2006.

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

           In March 2006, the Company issued 250,000 common shares in connection with a one-year consulting agreement to provide advice regarding the enhancement of shareholder value. The fair value of the shares issued amounted to $62,500 and is included in the accompanying statement of operations.

NOTE D  -  CONCENTRATION OF RISK -

           Customer:
               One customer accounted for substantially all of the Company's revenues for the period ended March 31, 2006.

NOTE E  -  COMMITMENTS

           Rent:
               On May 11, 2005, the Company entered into a three-year office lease. Minimum annual rents are as follows:

                               2006                       $35,277
                               2007                       $53,090
                               2008                       $13,905

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

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE F  -  LOANS PAYABLE - SHAREHOLDERS -

           Loans payable to shareholders consist of non-interest bearing working capital advances, due on demand.

           Interest expense amounted to $1,011 and $9,758 for the three months ended March 31, 2006 and 2005 respectively

           During 2006, the Company issued 860,000 common shares in satisfaction of debt amounting to $430,000.

NOTE G  -  INCOME TAXES -

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

           Significant components of the Company's deferred tax assets are as follows:

                   Net Operating Loss Carryforward               $   150,000
                                                                 -----------

                        TOTAL DEFERRED TAX ASSETS                    150,000
                                                                 -----------


                   Valuation Allowance                              (150,000)
                                                                 -----------


                         NET DEFERRED TAX ASSETS                 $        --
                                                                 ===========

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


           At March 31, 2006, the assets and liabilities of Renewable Assets, Inc., are separately presented in the accompanying consolidated balance sheet.


NOTE J  -  RECLASSIFICATION OF PRIOR PERIOD -

           On December 30, 2005, the Company sold its interest in its former operating subsidiary, Advanced Imaging Systems, LLC to the Company's former production manager.

           The condensed statement of operations for Advanced Imaging Systems, LLC for the three months ended March 31, 2005 is as follows:

                    Revenues                           $     8,466
                                                       -----------
                    Operating Expenses                     (85,910)
                                                       -----------
                    Other Income                            19,025
                                                       -----------

                    Net (Loss)                         $   (58,419)
                                                       -----------

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

NOTE K -   CONTINGENCIES -

           Going Concern:
               The loss of the Company's major customer in February 2006, a net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's abilities to continue as a going concern. Management is presently seeking customers for its personnel agency. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

Item 2 Management's Discussion and Analysis or Plan of Operation

Overview
--------


         The Company was formed in July 1998, and since that time has engaged in the business of marketing pre-owned, brand name photocopiers for an unrelated third party, Office Furniture Warehouse, Inc. ("OFW"). Such business is now carried out through the Company's wholly owned subsidiary, Renewable Assets, Inc. ("Renewable"), a Delaware corporation. On April 13, 2004 our board of directors approved the spin-off of all of the shares of Renewable owned by us to our shareholders of record as of April 14, 2004. It is expected that the spin-off will be completed in the third quarter of 2006, but it could be delayed or abandoned if regulatory compliance cannot be achieved.


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

         Also in January 2005, the Company formed Advanced Staffing International, Inc. ("Staffing"), a Florida corporation, that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In February 2006 Staffing was orally notified by its sole customer of its intent to hire its employees directly, rather than outsource them from Staffing. The management of Staffing is currently seeking other customers for its services. If other customers cannot be obtained to make Staffing a viable business, the Company will have to consider all of its strategic alternatives to maximize shareholder value. In that connection, on March 27, 2006, the Company entered into a Consulting Agreement with John LaSala pursuant to which Mr. LaSala agreed to advise the Company regarding such strategic alternatives. For his services, Mr. LaSala was issued 250,000 shares of the Company's common stock under the Company's Incentive Program. The closing price of the Company's common stock on March 27, 2006 was $.25 per share.


         As a result of the proposed spin-off of Renewable, the sale of Advanced, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues and no assurance can be given that the Company will be able to generate future revenues.

         As discussed below, the three month period ended March 31, 2006 (the "2006 First Quarter") was characterized by a 159% increase in sales as compared to the three month period ended March 31, 2005 (the "2005 First Quarter"), resulting in a net loss of $197,014 in the 2006 First Quarter as compared to a net loss of $96,716 in the 2005 First Quarter.

Results of Operations
---------------------

Sales

         Sales for the 2006 First Quarter were $145,889 as compared to sales of $56,353 for the 2005 First Quarter. Such increase in sales was caused by an increase in revenues by the Company's wholly owned staffing subsidiary. Substantially all of the sales in the 2006 First Quarter and the 2005 First Quarter were attributable to Staffing.

Gross Profit

         Gross Profit/(Loss) as a percentage of sales increased to (114) % in the 2006 First Quarter from approximately (68)% in the 2005 First Quarter. Such increase in Gross (Loss) was caused by an increase in certain legal and administrative expenses.

General and Administrative Expenses

         General and Administrative Expenses ("G&A") were $311,949, or approximately 214% of net sales in the 2006 First Quarter as compared to $96,650, or approximately 168% of net sales in the 2005 First Quarter. Such increase in G&A as a percentage of net sales was caused by an increase in certain legal and accounting expenses.

Other Expenses

         Interest expenses declined in the 2006 First Quarter to $1,011 from $9,758 in the 2005 First Quarter. Such decline was attributable to the satisfaction of debt during 2005 and the conversion of shareholders' loans to equity.

Liquidity and Capital Resources
-------------------------------


         The Company financed its operations during the 2006 First Quarter through revenues from operations. As of March 31, 2006, the Company's principal sources of liquidity consisted of cash of $65,019, accounts receivable of $20,427 and advances from customers of $30,000. Since February 2006 when the Company's wholly owned Staffing subsidiary was notified by its sole customer that it would cease using the services of Staffing, the Company's three employees have agreed to waive their respective salaries until such time as the Company returns to profitability. Accordingly, the Company's principal expenses consist of monthly office rent of $3,920 and legal and accounting fees associated with being a reporting issuer. The Company believes that the cash on hand and proceeds realized from accounts and advances receivable will be sufficient to fund the Company's operations until the end of fiscal 2006 and permit Staffing to obtain other customers. If such funds prove insufficient or Staffing is unable to obtain other customers that generate sufficient revenue, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail our activities and consider all of our strategic alternatives to maximize shareholder value, such as a sale of the Company or a merger of the Company with or into another entity.


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



                           FORWARD LOOKING STATEMENTS


         This amended Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of and information currently available to the Company's management, as well as estimates and assumptions made by the Company's management.


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

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.1 Consulting Agreement, dated as of March 27, 2006, between the Registrant and John LaSala. (Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 19, 2006)

         31.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

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


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, duly authorized.

INTERNATIONAL IMAGING SYSTEMS, INC.

By: /s/ C. LEO SMITH
    --------------------------------------
    C. Leo Smith, Chief Executive Officer,
    Chief Financial Officer and President


Dated: July 27, 2006