Form 10QSB
period 2006-06-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-08-16
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-25413

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

Check whether the Issuer (1), has filed all Reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether or not the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act 0f 1934). YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of August 15, 2006 the Registrant had 7,813,700 shares of common stock outstanding.

Transmittal Small Business Disclosure Format (check one) YES [ ] NO [X]

                       INTERNATIONAL IMAGING SYSTEMS, INC.

                                   FORM 10-QSB

                  For the quarterly period ended June 30, 2006

                                      INDEX


                                                                            Page

PART I                        FINANCIAL INFORMATION

Item 1     Consolidated Balance Sheet as of June 30, 2006 (unaudited)         1

           Consolidated Statements of Operations for the three months
           and six months ended June 30, 2006 and 2005 (unaudited)            2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2006 and 2005 (unaudited)                           3

           Notes to Consolidated Financial Statements                         4

Item 2     Management's Discussion and Analysis or Plan of Operation         11

Item 3     Controls and Procedures                                           13

PART II

Item 1     Legal Proceedings                                                 14

Item 2     Changes in Securities                                             14

Item 3     Defaults Upon Senior Securities                                   14

Item 4     Submission of Matters to a Vote of Security Holders               14

Item 5     Other Information                                                 15

Item 6     Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   15
Exhibit 31.1                                                                 16
Exhibit 32.1                                                                 17

Item 1 Financial Statements

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006


ASSETS

CURRENT ASSETS:
    Cash                                                           $     28,405
    Advances to Customer                                                 30,000
    Assets of Discontinued Operations                                     2,594
                                                                   ------------

              TOTAL CURRENT ASSETS                                       60,999

OTHER ASSETS:
    Security Deposits                                                     4,051
                                                                   ------------

TOTAL ASSETS                                                       $     65,050
                                                                   ============


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Loans Payable - Shareholders                                   $    274,869
    Accounts Payable and Accrued Expenses                                30,177
    Liabilities of Discontinued Operations                               28,079
                                                                   ------------

              TOTAL CURRENT LIABILITIES                                 333,125
                                                                   ------------

SHAREHOLDERS' DEFICIENCY:
    Preferred Stock - $.001 Par Value - 1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                        --
    Common Stock - $.001 Par Value - 29,000,000 Shares
        Authorized; 7,813,700 Shares Issued and Outstanding               7,814
    Additional Paid-In Capital                                        1,054,487
    Accumulated Deficit                                              (1,330,376
                                                                   ------------

              TOTAL SHAREHOLDERS' DEFICIENCY                           (268,075)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $     65,050
                                                                   ============


See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                       JUNE 30,                        JUNE 30,
                             ----------------------------    ----------------------------
                                 2006            2005*           2006            2005*
                             ------------    ------------    ------------    ------------
REVENUES                     $    145,889    $    272,097    $         --    $    215,744

GENERAL AND ADMINISTRATIVE
    EXPENSES                      363,378         371,347          51,429         276,697
                             ------------    ------------    ------------    ------------

(LOSS) FROM CONTINUING
    OPERATIONS                   (217,489)        (99,250)        (51,429)        (60,953)

(LOSS) FROM DISCONTINUED
    OPERATIONS                    (31,418)       (213,061)           (464)       (154,652)
                             ------------    ------------    ------------    ------------

NET (LOSS)                   $   (248,907)   $   (312,311)   $    (51,893)   $   (215,595)
                             ============    ============    ============    ============

BASIC AND DILUTED (LOSS)
    PER SHARE                $       (.03)   $       (.05)   $       (.01)   $       (.04)
                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING:
        Basic and Diluted       7,403,034       6,028,700       7,813,700       6,028,700
                             ============    ============    ============    ============

*  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                       2006            2005
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                                     $   (248,907)   $   (312,311)
    Adjustments to Reconcile Net (Loss) to
        Net Cash (Used) by Operating Activities:
            Provision for Losses on Accounts Receivable                      --          25,000
            Depreciation                                                     --             612
            Change in Net Liabilities of Discontinued Operations         21,918          (7,679)
            Gain on Extinguishment of Debt                                   --         (17,780)
            Stock Based Compensation                                     62,500              --
            Loss on Sale of Note Receivable                                  --          56,672
     Change in Operating Assets and Liabilities:
        Accounts Receivable                                              56,217         101,581
        Advances to Customer                                             25,000        (359,051)
        Accounts Payable and Accrued Expenses                           (45,194)        (22,415)
                                                                   ------------    ------------
              NET CASH (USED) BY OPERATING ACTIVITIES                  (128,466)       (535,371)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collections on Note Receivable                                           --          64,314
                                                                   ------------    ------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                      --          64,314
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings                                                 --         545,600
    Repayment of Borrowings                                             (30,631)       (154,467)
                                                                   ------------    ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 (30,631)        391,133
                                                                   ------------    ------------

NET (DECREASE) IN CASH                                                 (159,097)        (79,924)

CASH - Beginning of Period                                              187,502          79,924
                                                                   ------------    ------------

CASH - End of Period                                               $     28,405    $         --
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest Paid                                                  $      1,011    $     17,447
                                                                   ============    ============
    Income Taxes Paid                                              $         --    $         --
                                                                   ============    ============
    Conversion of Notes Payable to Equity                          $    430,000    $         --
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

           Financial Instruments:
               The carrying values of accounts receivable, accounts payable, and accrued expenses, and loans payable approximate fair value at June 30, 2006.

           Accounts Receivable:
               Accounts receivable (included in assets of discontinued operations) are considered to be fully collectible at June 30, 2006.

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

           Earnings or (Loss) Per Common Share:
               Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the period ended June 30, 2006 because their effect would have been anti-dilutive.

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

               In April 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections", requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transaction provisions. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes", for the reporting of the correction of an error and a change in accounting estimate. This Statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

               Implementation of the Standards are not expected to have a material effect on comparability of the Company's financial statements.


NOTE B  -  ADVANCES TO CUSTOMER -

           The Company made non-interest bearing advances, of $380,000 through December 31, 2005, to a former customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" has repaid $350,000 through June 30, 2006.

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

           In March 2006, the Company issued 250,000 common shares in connection with a one-year consulting agreement to facilitate a business combination. The fair value of the shares issued amounted to $62,500 and is included in the accompanying statement of operations.

NOTE D  -  CONCENTRATION OF RISK -

           Customer:
               One customer accounted for substantially all of the Company's revenues for the period ended June 30, 2006. The Company lost this customer in February, 2006.

NOTE E  -  COMMITMENTS -

           Rent:
               On May 11, 2005, the Company entered into a three year office lease. Minimum annual rentals are approximately as follows:

                                2006            $35,000
                                2007            $53,000
                                2008            $14,000

               The Company is also obligated to pay annual pro-rata operating expenses and real estate taxes.

               Net rent expense amounted to $23,018 in 2006 and $8,104 in 2005.

                       INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE E  -  COMMITMENTS - continued -

           Consulting Agreement:
               In April, 2003, the Company entered into a three year management services contract with a shareholder. The agreement provides for monthly payments of $4,000, plus expense reimbursements. At June 30, 2006, $6,000 was unpaid.

NOTE F  -  LOANS PAYABLE - SHAREHOLDERS -

           Loans payable to shareholders consist of non-interest bearing working capital advances, due on demand.

           During the first quarter of 2006, the Company issued 860,000 shares in satisfaction of debt of $430,000.

           Interest expense amounted to $1,011 and $25,125 for the six months ended June 30, 2006 and 2005, respectively.

NOTE G  -  INCOME TAXES -

           As of June 30, 2006, the Company has a net operating loss carryforward of approximately $800,000, which may be carried forward through the year 2026, to offset future taxable income.

           Deferred tax assets, amounting to approximately $160,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

           Significant components of the Company's deferred tax assets are as follows:

                  Net Operating Loss Carryforward             $  160,000
                  Valuation Allowance                           (160,000)
                                                              ----------

                  NET DEFERRED TAX ASSET                      $       --
                                                              ==========

           The valuation allowance changed during 2006 resulting from the increase in the net operating loss carryforward and allowance for doubtful accounts.

                      INTERNATIONAL IMAGING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      (SUCCESSOR TO A.M.S. MARKETING, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE H  -  RELATED PARTY TRANSACTIONS -

           Promotional Fees:
               During the period ended June 30, 2006, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500.

           Transactions with Affiliate:
               At June 30, 2006, the Company owed $2,650 to an entity in which a shareholder has an equity interest.


NOTE I  -  PENDING SPIN-OFF -

           On December 13, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the business of the predecessor company, A.M.S. Marketing, Inc. The business consists of marketing pre-owned photocopy machines.

           The shares of Renewable Assets, Inc. have not been distributed pending compliance with the applicable rules and regulations of the Securities and Exchange Commission.

           At June 30, 2006, the assets and liabilities of Renewable Assets, Inc. are separately presented in the accompanying consolidated balance sheet as discontinued operations.

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

           The Condensed statement of operations for Advanced Imaging Systems, LLC for the six months ended June 30, 2006 is as follows:

                  Revenues                                $   34,780
                  Operating Expenses                        (212,173)
                  Other Expense                              (37,647)
                                                          ----------

                  Net (Loss)                              $ (215,050)
                                                          ==========

           This amount is combined with income of $1,979 from discontinued operations of Renewable Assets, Inc. in the accompanying statement of operations for the six months ended June 30, 2006.


NOTE K  -  GOING CONCERN UNCERTAINTY -

           The loss of the Company's customer in February 2006, a net loss from operations, negative working capital, and a shareholders' deficiency are issues that raise substantial doubt about the Company's abilities to continue as a going concern. Management is presently seeking customers for its personnel agency. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments resulting from an alternative assumption.

Item 2 Management's Discussion and Analysis or Plan of Operation

Overview
--------

         The Company was formed in July 1998 and since that time has engaged in the business of marketing pre-owned, brand name photocopiers and office furniture for Office Furniture Warehouse, Inc. Such business is now carried on through the Company's wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation, ("Renewable"). On April 13, 2004 the Company's board of directors approved the spin-off of all of the shares of common stock of Renewable owned by the Company to our shareholders of record on April 14, 2004. It is expected that the spin-off will be completed in the third quarter of 2006, but it could be delayed or abandoned if regulatory compliance cannot be achieved.

         From July 2003 when the Company acquired Advanced Imaging Systems, LLC, a Delaware limited liability company, ("Advanced"), we had also engaged in the marketing, and until December 2004, at which time Advanced sold virtually all of its assets, the design and manufacturing of plastic and paper credit cards, primarily for the telecommunications industry. During December 2005 Advanced was sold to its former production manager for a nominal amount, and effectively exited from the credit card business.

         Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly owned subsidiary, Accurate Images, Inc., a Florida corporation, ("Accurate"), entered into a marketing services agreement with Alcard Mexico, S.A., ("Alcard"). Accurate agreed to assist Alcard in the marketing of paper and plastic credit cards in Mexico in exchange for a percentage of the business profits derived from such business. Subsequently, Alcard was sold during December 2005. Accurate no longer has a business relationship with Alcard, and is not presently conducting any business activity.

         Also in January 2005 the Company formed Advanced Staffing International, Inc., a Florida corporation, ("Staffing"), that is engaged in the business of leasing employees, and earns revenues on the spread between what it pays its employees and what it charges it clients for such employees. In February 2006 Staffing was orally notified by its sole customer, Ramada Vacation Properties, Inc., of its intent to hire employees directly rather than outsource them from Staffing. The management of Staffing is currently seeking other customers for its services. If such other customers cannot be obtained, the Company will have to consider all of its strategic alternatives in order to maximize shareholders' value. In that connection, on March 27, 2006, the Company entered in a consulting agreement with John LaSala, pursuant to which Mr. LaSala agreed to advise the Company regarding such strategic alternatives. For his services, Mr. LaSala was issued 250,000 shares of the Company's common stock under the Company's 2003 Equity Compensation Program. The closing price of the Company's common stock on March 27, 2006 was $ .25 per share.

         As a result of the proposed spin-off of Renewable, the sale of Advanced, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues, and no assurance can be given that the Company will be able to generate future revenues.

         As discussed below, the three month period ended June 30, 2006 (the "2006 Second Quarter") was characterized by no revenue and a related reduction in operating expenses as compared to the three month period ended June 30, 2005 (the "2005 Second Quarter"), resulting in a net loss of $51,429 in the 2006 Second Quarter as compared to a net loss of $ 215,595 in the 2005 Second Quarter.

Results of Operations
---------------------

Sales

         The Company did not generate any sales during the 2006 Second Quarter as compared to sales of $242,058 for the 2005 Second Quarter. Sales for the six month period ended June 30, 2006 (the "2006 Period") were $145,889 as compared to sales of $ 272,097 for the same period in the prior year (the "2005 Period"), a decline of approximately 46%. Such declines in sales were attributable to the loss of Staffing's sole customer during February 2006.

General and Administrative Expenses

         General and Administrative Expenses ("G&A") were $51,429 in the 2006 Second Quarter as compared to $276,697 in the 2005 Second Quarter. G&A were $363,378 for the 2006 Period as compared to $371,341 for the 2005 Period. Once again, such decreases in G&A were attributable to the cessation of Staffing's activities resulting from the loss of its sole customer during February 2006.

Other Expenses

         Interest expense declined in the 2006 Second Quarter to $0 from $15,367 in the 2005 Second Quarter. Interest expense declined in the 2006 Period to $1,011 from $25,125 in the 2005 Period. Such declines were attributable to the satisfaction of debt during 2005.

Net Profit (Loss)

         Net loss from continuing operations decreased to $51,429 in the 2006 Second Quarter from $60,953 in the 2005 Second Quarter. Net loss from continuing operations decreased to $248,907 in the 2006 Period from $312,311 in the 2005 Period. Such decreases were primarily attributable to the cessation of Staffing's operations resulting from the loss of its sole customer in February 2006 and the related reduction in operating expenses.

Liquidity, Capital Resources
----------------------------

         The Company financed its operations during the three month period ended June 30, 2006 through revenues from operations. As of June 30, 2006 the Company's principal sources of liquidity consisted of cash of $28,405 and advances from a customer of $30,000. Since February 2006 when the Company's wholly owned Staffing subsidiary was notified by its sole customer that it would cease using the services of Staffing, the Company's three employees have agreed to waive their respective salaries until such time as the Company returns to profitability. Accordingly, the Company's principal expenses consist of monthly office rent of $ 3,920 and legal and accounting fees associated with being a reporting issuer. The Company believes that the cash on hand and proceeds realized from the advance receivable will be sufficient to fund the Company's operations until the end of fiscal 2006 and permit Staffing to obtain other customers. If such funds prove insufficient, or Staffing is unable to obtain other customers that generate sufficient revenue, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail our activities and consider all of our strategic alternatives to maximize shareholder value, such as a sale of the Company or a merger of the Company with or into another entity.

Trends

         As a result of the proposed spin-off of Renewable, the sale of Advanced, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues, and no assurance can be given that the Company will be able to generate future revenues.

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

When used in the Filings, the words "anticipate", "believe", "expect", "future", "intend", "plan", and similar expressions as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, and assumptions relating to the Company's operations and results of operations, and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended, or planned.

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

               INTERNATIONAL IMAGING SYSTEMS, INC.

               By: /s/ C. LEO SMITH
                   -----------------------------------------
                   C. Leo Smith, Chief Executive Officer and
                   Chief Financial Officer

        Dated: August 15, 2006