Form 10QSB
period 2006-09-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2006-11-17
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-QSB

{X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2006

                               Or

{  }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ---------

                COMMISSION FILE NUMBER: 000-25413

               INTERNATIONAL IMAGING SYSTEMS, INC.
       ---------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                        65-0854589
    ------------------------           ---------------------
  (State or Other Jurisdiction             (IRS Employer
of Incorporation or Organization)        Identification No.)

2419 E. Commercial Boulevard, Suite 305, Ft. Lauderdale, FL   33308
-----------------------------------------------------------  -------
 (Address of Principal Executive Offices)                   (Zip Code)

                         (954) 492-3703
                         ---------------
        (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1), has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90
days. YES {X}   NO {  }

Indicate by check mark whether or not the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act
0f 1934). YES {  } NO {X}

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of October 15, 2006 the Registrant had 7,973,700 shares of common stock outstanding.

Transmittal Small Business Disclosure Format (check one) YES {  } NO {X}




               INTERNATIONAL IMAGING SYSTEMS, INC.

                           FORM 10-QSB

        For the quarterly period ended September 30, 2006

                              INDEX


                                                                        Page


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheet as of September 30, 2006 (unaudited)       1

    Consolidated Statements of Operations for the three months
      and nine months ended September 30, 2006 and 2005 (unaudited)       2

    Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2006 and 2005 (unaudited)                       3

    Notes to Consolidated Financial Statements                           4-10

Item 2.  Management's Discussion and Analysis or Plan of Operation        11

Item 3.  Controls and Procedures                                          15


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      16

Item 3.  Default Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders              17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 2006
                           (UNAUDITED)








ASSETS

CURRENT ASSETS                                                $        --
                                                              -----------

              TOTAL CURRENT ASSETS                                     --
                                                              -----------

TOTAL ASSETS                                                  $        --
                                                              ===========

            LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Cash Overdraft                                            $     4,741
                                                              -----------

              TOTAL CURRENT LIABILITIES                             4,741
                                                              -----------
SHAREHOLDERS' DEFICIENCY:
    Preferred Stock-$.001 Par Value-1,000,000 Shares
        Authorized; -0- Shares Issued and Outstanding                  --
    Common Stock-$.001 Par Value-29,000,000 Shares
        Authorized; 7,973,700 Shares Issued and Outstanding         7,974
    Additional Paid-In Capital                                  1,407,665
    Accumulated
Deficit                                                        (1,420,380)
                                                              -----------

              TOTAL SHAREHOLDERS' DEFICIENCY                       (4,741)
                                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                $        --
                                                              ===========








See accompanying notes to consolidated financial statements.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
 NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                           (UNAUDITED)

                                 NINE MONTHS ENDED       THREE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                ---------------------   ---------------------
                                   2006        2005*       2006        2005*
                                ---------   ---------   ---------   ---------
REVENUES                       $  145,889  $  668,218  $     --    $  396,121

GENERAL AND ADMINISTRATIVE
    EXPENSES                      447,813     807,554      84,435     436,207
                               ----------  ----------  ----------  ----------

LOSS FROM CONTINUING
    OPERATIONS                   (301,924)   (139,336)    (84,435)    (40,086)

LOSS FROM DISCONTINUED
    OPERATIONS                    (35,205)   (273,413)     (3,787)    (60,352)

LOSS FROM DISPOSAL OF
    DISCONTINUED OPERATIONS        (1,782)       --        (1,782)       --
                               ----------  ----------  ----------  ----------

NET LOSS                       $ (338,911) $ (412,749) $  (90,004) $ (100,438)
                               ==========  ==========  ==========  ==========
BASIC AND DILUTED LOSS
    PER SHARE:

LOSS FROM CONTINUING
    OPERATIONS                 $     (.04) $     (.02) $     (.01) $     (.01)

LOSS FROM DISCONTINUED
    OPERATIONS                       --          (.05)       --          (.01)

LOSS FROM DISPOSAL OF
    DISCONTINUED OPERATIONS          --          --          --          --
                               ----------  ----------  ----------  ----------
NET LOSS                       $     (.04) $     (.07) $     (.01) $     (.02)
                               ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING:
        Basic and Diluted       7,557,106   6,029,400   7,867,033   6,096,309
                               ==========  ==========  ==========  ==========

 *  Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                            (UNAUDITED)


                                                                    2006           2005
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                      $  (338,911)   $  (412,749)
  Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
        Provision for Losses on Accounts Receivable                    --           23,531
        Depreciation                                                   --              918
        Security Deposit Assignment                                   4,051           --
        Change in Net Liabilities of Discontinued Operations         (5,349)        (5,810)
        Gain on Extinguishment of Debt                                 --          (17,780)
        Stock Based Compensation                                    102,500         48,000
        Loss on Sale of Note Receivable                                --           56,672
        Loss from Disposal of Discontinued Operations                 1,782           --
  Change in Operating Assets and Liabilities:
     Accounts Receivable                                             56,217         76,668
     Advances to Customer                                            25,000       (355,214)
     Cash Overdraft                                                   4,741           --
     Accounts Payable and Accrued Expenses                          (75,371)        (5,737)
                                                                -----------    -----------
        NET CASH USED BY OPERATING ACTIVITIES                      (225,340)      (591,501)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on Note Receivable                                       --           64,314
                                                                -----------    -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                      --           64,314
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings                                             --          589,800
  Repayment of Borrowings                                           (30,631)      (163,407)
  Sale of Common Stock                                                 --           30,500
  Contributions to Capital                                           68,469           --
                                                                -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                    37,838        456,893
                                                                -----------    -----------

NET DECREASE IN CASH                                               (187,502)       (70,294)

CASH - Beginning of Period                                          187,502         79,924
                                                                -----------    -----------

CASH - End of Period                                            $      --      $     9,630
                                                                ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                 $     1,011    $    20,769
                                                                ===========    ===========
  Income Taxes Paid                                             $      --      $      --
                                                                ===========    ===========
  Conversion of Notes Payable to Equity                         $   675,065    $      --
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)




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

        Earnings or (Loss) Per Common Share:
          Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all of the Company's "Exchangeable Notes" as if conversion to common shares had occurred at the beginning of the current period. Interest expense applicable to the notes is added back to net income for purposes of computing diluted earnings per share. The additional shares contingently issuable to holders of the exchangeable notes were not considered for the period ended September 30, 2005 because their effect would have been anti-dilutive.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            (UNAUDITED)




NOTE A  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)-

        Recent Accounting Pronouncements:
          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Measurements. The Statement is effective for periods beginning after November 15, 2007. The Statement establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement eliminates certain inconsistencies and improves comparability in defining fair value. The Statement does not require any new fair value measurements and is to be applied prospectively. Implementation of this Standard is not expected to affect comparability of previously reported amounts.


NOTE B  - ADVANCES TO CUSTOMER -

        The Company made non-interest bearing advances, of $380,000, through December 31, 2005, to a former customer, Alcard Mexico, S.A. ("Alcard") to enable "Alcard" to build its production facility. "Alcard" repaid $350,000. The remaining balance was assigned to the Company's shareholders in consideration of loans payable to them.


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

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           (UNAUDITED)



NOTE C  - STOCK COMPENSATION PLAN - (continued) -

        In March 2006, the Company issued 250,000 common shares in connection with a one-year management consulting agreement. The fair value of the shares issued amounted to $62,500 and is included in the accompanying statement of operations.

        In August 2006, the Company issued 160,000 common shares to the chief executive officer as compensation for serving in such capacity without salary since February, 2006. The fair value of the shares issued amounted to $40,000 and is included in the accompanying Statement of Operations.


NOTE D  - CONCENTRATION OF RISK -

        Customer:
          One  customer accounted for substantially  all  of  the
          Company's  revenues for the period ended September  30,
          2006.   The  Company  lost this customer  in  February,
          2006.


NOTE E  - COMMITMENTS -

        Rent:
          On May 11, 2005, the Company entered into a three year office lease.

           Net rent expense amounted to $32,028 in 2006 and $17,898 in 2005.

           On September 19, 2006, the Company received a general release from the Landlord, canceling future rental commitments.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                         (UNAUDITED)



NOTE F  - LOANS PAYABLE - SHAREHOLDERS -

        Loans  payable to shareholders consisted of  non-interest
        bearing working capital advances, due on demand.   During
        the  first  quarter of 2006, the Company  issued  860,000
        shares in satisfaction of debt of $430,000.

        Interest expense amounted to $1,011 and $31,662  for  the
        nine   months   ended  September  30,  2006   and   2005,
        respectively.

        During   the   third  quarter,  shareholders  contributed
        approximately $245,000 of loans payable to additional paid in capital.


NOTE G  - INCOME TAXES -

        As   of  September  30,  2006,  the  Company  has  a  net
        operating loss carryforward of approximately $787,000, which may be carried forward through the year 2026, to offset future taxable income.

        Deferred tax assets, amounting to approximately $157,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

        Significant components of the Company's deferred tax assets are as follows:

               Net Operating Loss Carryforward  $  157,000
               Valuation Allowance                (157,000)
                                                ----------
               Net deferred tax asset           $  --
                                                ==========

        The valuation allowance changed during 2006 resulting from the increase in the net operating loss carryforward and the disposition of a subsidiary as follows:

               Valuation Allowance-January 1, 2006        $  111,000
               Decrease Relating to Disposal of Subsidiary   (14,000)
               Increase Relating to Current Year Tax Loss     60,000
                                                          ----------

               Valuation Allowance-September 30, 2006     $  157,000
                                                          ==========

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          (UNAUDITED)




NOTE H  - RELATED PARTY TRANSACTIONS -

        Promotional Fees:
           During the period ended September 30, 2006, the Company paid promotional/marketing development fees to an entity owned by the Chief Executive Officer of $4,500.

        Security Deposit Agreement:
          In September, 2006, the Company assigned its rental security deposit, amounting to $4,051 to an individual related to a shareholder as compensation.


NOTE I  - SALE OF SUBSIDIARY -

        On December 13, 2003, the Company formed a wholly-owned subsidiary, Renewable Assets, Inc., to carry on the business of the predecessor company, A.M.S. Marketing, Inc. The business consisted of marketing pre-owned photocopy machines.

        The Board of Directors previously approved a spin-off of Renewable Assets, Inc. to the Company's shareholders.

        The Company was unable to comply with applicable SEC rules and regulations. On August 28, 2006, the Board of Directors approved the abandonment of the spin-off. On August 29, 2006, the Company sold its investment in Renewable Assets, Inc. to its Chief Executive Officer for $100, resulting in a loss of approximately $2,000.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          (UNAUDITED)




NOTE J  -      RECLASSIFICATION OF PRIOR PERIOD -

        On  December  30, 2005, the Company sold its interest  in
        its   former   operating  subsidiary,  Advanced   Imaging
        Systems, LLC to the Company's former production manager.

        The   Condensed  statement  of  operations  for  Advanced
        Imaging  Systems, LLC for the nine months ended September
        30, 2005 is as follows:

            Revenues                        $   59,947
            Operating Expenses                (248,299)
            Other Expense                      (37,647)
                                            ----------

            Net Loss                        $ (225,999)
                                            ==========

        This amount is combined with income of $47,414 from discontinued operations of Renewable Assets, Inc. in the accompanying statement of operations for the nine months ended September 30, 2005.


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

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           (UNAUDITED)




NOTE L  - CHANGE IN CONTROL -

        On September 19, 2006, certain shareholders sold 4,500,000 shares (56.4%) of the Company's common stock to a group of investors for $405,000 cash. The selling shareholders contributed approximately $245,000 of loans owed to them by the Company to capital. The sale was accompanied by the resignation and replacement of the Company's officers and directors.


NOTE M  - SUBSEQUENT EVENT -

        On October 31, 2006, the Company consummated a private offering of 225,000 shares of Series A Convertible Preferred Stock. Gross proceeds from the offering amounted to $123,750. Each share of preferred stock is convertible into 100 shares of common stock.

Item  2.  Management's Discussion and Analysis or Plan of Operation

Overview
--------

The  Company  was  formed in July 1998 and  was  engaged  in  the business of marketing pre-owned, brand name photocopiers and office furniture for Office Furniture Warehouse, Inc., until recently carried on through the Company's wholly owned subsidiary, Renewable Assets, Inc., a Delaware corporation, ("Renewable"). On April 13, 2004 the Company's board of directors approved the spin-off of all of the shares of common stock of Renewable owned by the Company to our shareholders of record on April 14, 2004. On August 28, 2006, however, the Company abandoned the spin-off based upon its lack of financial resources to effect compliance with applicable rules and regulations. On August 29, 2006 the Company sold Renewable to Alfred Schiffrin, Renewable's sole officer and director, for a nominal amount.

From July 2003, when the Company acquired Advanced Imaging Systems, LLC, a Delaware limited liability company, ("Advanced"), we had also engaged in the marketing and, until December 2004, at which time Advanced sold virtually all of its assets, the design and manufacturing of plastic and paper credit cards, primarily for the telecommunications industry. During December 2005 Advanced was sold to its former production manager for a nominal amount, and effectively exited from the credit card business.

Additionally, and in furtherance of such business, in January 2005 our formerly inactive wholly-owned subsidiary, Accurate Images, Inc., a Florida corporation, ("Accurate"), entered into a marketing services agreement with Alcard Mexico, S.A., ("Alcard"). Accurate agreed to assist Alcard in the marketing of paper and plastic credit cards in Mexico in exchange for a percentage of the profits derived from such business. Alcard was sold during December 2005. Accurate no longer has a business relationship with Alcard, and is not presently conducting any business activity.

Also in January 2005 the Company formed Advanced Staffing International, Inc., a Florida corporation ("Staffing") engaged in the business of leasing employees. Staffing earns revenues on the spread between what it pays its employees and what it charges its clients for the services of its employees. In February 2006 Staffing was informed by its sole customer, Ramada Vacation Properties, Inc., of its intent to hire employees directly rather than outsource them from Staffing. The management of Staffing is currently seeking other customers for its services. If such other customers cannot be obtained, the Company will have to consider other strategic alternatives in order to maximize shareholders' value. In that connection, on March 27, 2006, the Company entered in a consulting agreement with John LaSala, pursuant to which Mr. LaSala agreed to advise the Company regarding such strategic alternatives. For his services, Mr. LaSala was issued 250,000 shares of the Company's common stock under the Company's 2003 Equity Compensation Program. The closing price of the Company's common stock on March 27, 2006 was $ .25 per share.

As a result of the sale of Renewable, the sale of Advanced, the termination of the relationship between Accurate and Alcard, and the loss by Staffing of its sole customer, the Company has no remaining active operations that would be expected to generate future revenues, and no assurance can be given that the Company will be able to generate future revenues.

These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan regarding this uncertainty are to raise additional capital through private placement of authorized previously unissued capital stock to fund efforts to secure additional employee staffing clients by and through its wholly-owned subsidiary, Advanced Staffing International, Inc. and implement a successful business plan for expansion of its business.

The Company's ability to continue as a going concern is contingent on its ability to secure such additional financing, to increase ownership of equity and to obtain profitable operations. Of course, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and in the competitive environment in which the Company operates its employee leasing business. Using the working capital obtained through private placement of a new class of capital stock, Series A Convertible Preferred Stock, we expect to be able to re-establish employee leasing operations and to establish and expand a revenue base sufficient to sustain future operations.

On September 19, 2006, we entered into a Stock Purchase Agreement ("Purchase Agreement") dated as of September 19, 2006 by and among the Registrant, International Imaging Systems, Inc., a Delaware corporation, Lomond International, Inc., a North Carolina corporation that acted as an agent for several purchasers ("Buyer"), the Registrant's Chief Executive Officer,
C. Leo Smith ("Smith"), and certain major shareholders of the Registrant, Laura Palisa Mujica, Lara Sarafianos and Michael D'Angelo ("Major Shareholders"). Under the Purchase Agreement the Major Shareholders sold 4,500,000 shares of the Company's restricted common stock ("Common Stock"), or 56.4% of the issued and outstanding capital stock of the Registrant, at $0.09 per share, for an aggregate purchase price of $405,000 ("Stock Resale Transaction"). All current officers and directors of the Registrant agreed to resign and Buyer's nominees were appointed as officers and directors in connection with the Stock Resale Transaction. Lomond acted as an agent for the several purchasers, all of whom are "accredited" investors as defined under Regulation D of the Rules and Regulations under the Securities Act. C. Leo Smith and the Company's administrative manager, Susan Archer, also have agreed to post-closing engagement as consultants by the Company's wholly owned operating subsidiary, Advanced Staffing International, Inc. as operations manager and office administrator, respectively, for continuity of its operations following the Stock Resale Transaction.

On September 19, 2006, in connection with and prior to completion of the Stock Resale Transaction, the Major Shareholders, determined to convert, and did convert, approximately $245,000 of shareholder loan indebtedness of the Registrant to additional paid-in capital. In addition, the Major Shareholders accepted assignment of an account receivable from Alcard Mexico, S.A., owned and held by the Registrant, in full and final satisfaction of an additional $30,000 of the Registrant's shareholder loan indebtedness. In total, the conversion to paid-in capital transactions, and the acceptance of assignment of the Alcard Mexico, S.A. account receivable resulted in extinguishment of the total shareholder loan indebtedness of the Registrant, in the aggregate approximate amount of $275,000. The Major Shareholders effecting conversion of their shareholder debt to equity and accepting assignment of the Alcard Mexico, S.A. receivable are the same shareholders participating in the private sale of 4,500,000 shares of the Issuer's restricted Common Stock.

     As part of the transactions described, the following changes to the Company's directors and officers have occurred:

-  C.  Leo  Smith  resigned as the Registrant's  Chief  Executive
Officer, Chief Financial Officer and member of the Board of Directors as of September 19, 2006.

- Susan Archer resigned as the Registrant's Secretary as of September 19, 2006.

- Alex Sarafianos resigned as member of Registrant's Board of Directors as of September 19, 2006.

- John Vogel became the Registrant's Chief Executive Officer and a director as of September 19, 2006.

- Robert Scherne became the Registrant's Chief Financial Officer as of September 19, 2006.

-Vincent Finnegan became a director of the Registrant as of September 19, 2006.

Mr. Vogel has also been a director and co-founder of Century 21 Ability, Inc. from the period 1996 to December 2005. Mr. Vogel has over 30 years of experience in marketing and sales, including 13 years at World Savings Bank (WSB); VP District and VP Regional Loan Origination and VP Sales Manager and VP of Real Estate (Owned).

Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff & Co. and its successor firm, A. Uzzo &Co., from July 1978 to June 1986. Mr. Scherne holds a BBA in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Mr. Finnegan has been employed by Wells Fargo since August of 2005. Prior to that, Mr. Finnegan was employed by Santa Barbara Bank and Trust. At Santa Barbara Bank and Trust he was responsible for trust development from November of 2004 until January of 2005. Also, Mr. Finnegan served as a Regional Vice President of Sales at Phoenix Life Insurance Group from August of 1999 until October of 2003. Mr. Finnegan holds a Juris Doctorate from Chicago Kent College of Law and an MBA from Iona College Graduate School of Business.

On November 3, 2006, we completed the sale of 225,000 restricted shares of authorized, previously unissued Series A Convertible Preferred Stock for gross cash proceeds of $123,750 or $0.55 per share. The securities were purchased by the Registrant's shareholders who recently acquired control of the Registrant on September 19, 2006.

Each share of Series A Preferred Convertible Stock ("Preferred") is convertible into 100 shares of the Registrant's restricted Common Stock at the holder's option at any time, subject to redemption by the Registrant upon notice of redemption at any time, at a redemption price equal to 110% of the purchase price paid for the Preferred, and subject to cancellation, after notice, of the conversion right on or after September 30, 2008, if certain market trading parameters for the Registrant's Common Stock shall have occurred.

     As discussed below, the three month period ended September 30, 2006 (the "2006 Third Quarter") was characterized by an absence of revenue as compared to the three month period ended September 30, 2005 (the "2005 Third Quarter"), resulting in a net loss of $90,004 in the 2006 Third Quarter as compared to a net loss of $100,438 in the 2005 Third Quarter.

Results of Operations
---------------------

Sales

Sales for the 2006 Third Quarter were $-0- compared to sales of $396,121 for the 2005 Third Quarter. Sales for the nine month period ended September 30, 2006 (the "2006 Period") were $145,889 as compared to sales of $668,218 for the same period in the prior year (the "2005 Period"), a decline of 18%. Such declines in sales were attributable to the loss of Staffing's sole customer during February 2006.

General and Administrative Expenses

General and Administrative Expenses ("G&A") were $84,435 in the 2006 Third Quarter with no sales, as compared to $436,207, or 110% of net sales, in the 2005 Third Quarter. G&A were $447,813 or 307% of sales for the nine month 2006 Period as compared to $807,554, or 121% of sales for the nine month 2005 Period. Once again, such increases in G&A as a loss percentage of net sales were attributable to the loss of Staffing's sole customer during February 2006.

Other Expenses

Interest expenses declined in the nine months ended September 30, 2006 to $1,011 from $31,662 in the nine months ended September
30, 2005. The decline was attributable to the satisfaction of the debt.

Liquidity and Capital Resources
-------------------------------

The Company financed its operations during the nine month period ended September 30, 2006 through revenues from operations. As of September 30, 2006 the Company had no accounts receivable and no other source of liquidity. Since February 2006 when the Company's wholly owned staffing subsidiary was notified by its sole customer that it would cease using the services of Staffing, the Company's employees had agreed to waive their respective salaries until such time as the Company returned to profitability. Accordingly, the Company's principal expenses consist of stock based compensation and legal and accounting fees associated with being a reporting issuer. The Company believes that the net proceeds realized from private placement of its Series A Convertible Preferred stock will be sufficient to fund the Company's expenses until the end of fiscal 2006 and permit Staffing to obtain other customers. If such funds prove insufficient, or Staffing is unable to obtain other customers that generate sufficient revenue, the Company intends to seek to raise capital from both existing and new shareholders. There can be no assurance that we will be able to find sources of financing on terms acceptable to us, if at all. If we do not find the sources to finance such activities, we may have to curtail our efforts and consider all of our strategic alternatives to maximize shareholder value, such as a sale of the Company or a merger of the Company with or into another entity.

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

     a)   Evaluation of disclosure and controls and procedures.
          -----------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b)   Changes in Internal Controls
          ----------------------------

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 3, 2006, the Registrant completed the sale of 225,000 restricted shares of authorized, previously unissued Series A Convertible Preferred Stock for gross cash proceeds of $123,750, or $0.55 per share. The securities were purchased by the Registrant's shareholders who recently acquired control of the Registrant as previously reported in its recent Current Report on Form 8-K dated September 19, 2006 and incorporated by reference herein. There were no underwriting discounts or commissions paid in the transaction.

Each share of Series A Preferred Convertible Stock ("Preferred") is convertible into 100 shares of the Registrant's restricted Common Stock at the holder's option at any time subject to redemption by the Registrant upon notice of redemption at any time, at a redemption price equal to 110% of the purchase price paid for the Preferred, and subject to cancellation, after notice, of the conversion right on or after September 30, 2008, if certain market trading parameters for the Registrant's Common Stock shall have occurred.

Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under
Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited investors having access to the kind of information registration would provide. Appropriate investment representations were obtained, and the securities were issued with restricted securities legends.

The proceeds of the securities purchase and sale will fund the Company's expenses through the end of fiscal 2006 and will enable the efforts of Advanced Staffing International to identify and secure new clientele for the Company's employee leasing business to begin to establish a base in that business sufficient to support the Company's operations going forward.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

    32.1 Certification of the Chief Executive Officer and the
         Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

         Current Report on Form 8-K dated August 30, 2006
         Current Report on Form 8-K dated September 25, 2006
         Current Report on Form 8-K dated November 3, 2006

                           SIGNATURES

In  accordance  with the requirements of the Securities  Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

INTERNATIONAL IMAGING SYSTEMS, INC.

By: /s/John Vogel
   ----------------------------------------
    John Vogel, Chief Executive Officer

By: /s/Robert Scherne
    Robert Scherne, Chief Financial Officer
    ---------------------------------------

Dated: November 15, 2006