Form 10KSB
period 2006-12-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2007-03-08
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2006

                             OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number: 0-25413

               INTERNATIONAL IMAGING SYSTEMS, INC.
       ----------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                      65-0854589
   ------------------------------          ------------
  (State or Other Jurisdiction of         (IRS Employer
   Incorporation or Organization)       Identification No.)


2419 E. Commercial Boulevard, Suite 305, Ft. Lauderdale, FL 33308
-----------------------------------------------------------------
            (Address of Principal Executive Offices)

                         (954) 492-3703
       --------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

  Securities Registered Pursuant to Section 12 (b) of the Act:

                              None
  -------------------------------------------------------------
  Title of Each Class Name of Each Exchange on Which Registered

  Securities Registered Pursuant to Section 12 (g) of the Act:

             Common Stock, par value $.001 per share
             ---------------------------------------
                        (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Securities Exchange Act of
1934.) YES [X ] NO [  ]

State issuer's revenues for its most recent fiscal year: $145,889

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $660,003 as of February 28, 2007.





ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS

Not applicable.

            APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity: As of February 28, 2007, 7,973,700 shares of common stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                        TABLE OF CONTENTS

PART I....................................................................1

   Description of Business................................................1
   Description of Property................................................4
   Legal Proceedings.....................................................10
   Submission of Matters to a Vote of Security Holders...................10

PART II..................................................................11

   Market For Registrant's Common Equity and Related
     Stockholder Matters.................................................11
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................12
   Financial Statements..................................................15
   Changes in and Disagreement With Accountants on Accounting
     and Financial Disclosure............................................15
   Controls and Procedures...............................................15
   Other Information.....................................................15

PART III.................................................................16

   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(A) of the Exchange Act...................16
   Executive Compensation................................................18
   Security Ownership of Certain Beneficial Owners and
     Management..........................................................19
   Certain Relationships and Related Transactions........................20

PART IV..................................................................20

 Exhibits................................................................20
 Principal Accountant Fees and Services..................................21

                   Forward Looking Statements

This report on Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

                             Part I
                             ------

ITEM 1. DESCRIPTION OF BUSINESS

Background

International Imaging Systems, Inc. ("we", "us", "our company", "our" or "IISY") was formed under the laws of the State of Delaware in 1998. Through our wholly-owned subsidiary, Advanced Staffing International, Inc., we were principally engaged in the employee leasing business. Effective September 19, 2006 we entered into an agreement along with certain of our former shareholders in order to effectuate a change of control. As a result of this change of control, our liabilities (principally loans from related parties) were paid or eliminated.

Our Business

As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team,
(3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

Management believes that the future of the Company is dependent upon the consummation of a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

Our   executive  offices  are  located  at  2419  E.   Commercial
Boulevard, Suite 305, Ft. Lauderdale, Florida 33308.

Employees

We have a total of 2 employees. Both employees are considered part-time employees. We do not have any employees represented by a union or other collective bargaining group. We consider our relations with our employees to be good.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we be at all certain that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

We have Limited Resources

We have limited resources. During 2006, we lost our sole customer and currently have no revenues from operations.

Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Its
Business Plan

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

We May Not Be Able to Borrow Funds

While there currently are no limitations on our ability to borrow funds, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interests. Our inability to borrow funds required to effect or facilitate an acquisition, or to provide funds for our operations, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target may have already incurred borrowings and, therefore, we will be subjected to all the risks inherent thereto.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive
experience   in   connection  with  identifying   and   effecting
acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition With a Target Operating Outside the
United States: Special Additional Risks Relating to Doing
Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

John Vogel, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Vogel. Notwithstanding the significance of Mr. Vogel, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Vogel would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

There Exist Conflicts of Interest Relating to Mr. Vogel's Time
Commitment to Us

Mr. Vogel is not required to commit his full time to our affairs. Mr. Vogel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an acquisition may require a greater period of time than if Mr. Vogel devoted his full time to our affairs. However, Mr. Vogel will devote such time as he deems reasonably necessary to carry out our business and affairs, including the evaluation of potential targets and the negotiation and consummation of acquisitions and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target or are engaged in active negotiation and consummation of an acquisition.

There Exist Risks to Stockholders Relating to Dilution

Our Certificate of Incorporation authorizes the issuance of 29,000,000 shares of common stock. As of February 28, 2007 there were 7,973,700 shares of common stock issued and outstanding. Additionally, we are authorized to issue 1,000,000 shares of our Series A preferred stock, of which 225,000 shares are issued and outstanding. Each Series A preferred share is convertible into 100 shares our common stock. Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares in connection with or following an acquisition. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their ownership interests in IISY. Additionally, if we issue a substantial number of shares of common stock in connection with or following an acquisition, a change in control of IISY may occur which may negatively affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of IISY.

The Uncertain Structure of an Acquisition May Result in Risks
Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.


We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an
Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both the us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related
Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

You Should Not Rely on Forward-Looking Statements Because They
Are Inherently Uncertain

This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described on the preceding pages and elsewhere in this document.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

ITEM 2. DESCRIPTION OF PROPERTY

Our administrative activities are conducted in a portion of the premises occupied by our chief financial officer. He has agreed to waive the payment of any rent for use of the offices and we consider any use of those premises to be immaterial.

ITEM 3. LEGAL PROCEEDINGS

There are presently no pending material legal proceedings to which we, or any of our subsidiaries, are a party, or to which any of our or their property is the subject and, to the best of our knowledge, no such action against us, or any of our subsidiaries is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our 2006 year, no matters were submitted to a vote of security holders.

                             PART II
                             -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

Commencing in July 2005, our shares of common stock were included for quotation on the OTC Bulletin Board under the symbol "IISY". An active trading market for the shares of our common stock has not yet developed, and no assurance can be given that an active trading market for the shares of our common stock will develop or if developed, will be maintained.

The following table sets forth the range of high and low prices for our common stock as reported by OTC website, OTCBB.com for our last two fiscal years during the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


                                              Bid Price
                                              ---------
   Period                                  High        Low
   ------                                  ----        ---

   2006:
   Fourth Quarter                           $ 0.15    $ 0.07
   Third Quarter                              0.25      0.07
   Second Quarter                             0.25      0.25
   First Quarter                              0.30      0.20

   2005:
   Fourth Quarter                             0.25      0.20
   Third Quarter                              0.35      0.25
   Second Quarter                              n/a       n/a
   First Quarter                               n/a       n/a


The  closing bid and asked price of our common stock on  February
28, 2007 was $.15 and $.23, respectively.

There are no outstanding options or warrants to purchase shares of our common stock. There are however 225,000 shares of our Series A Convertible Preferred Stock outstanding convertible into a total of 22,500,000 shares of our common stock. The holders of 18,000 shares of Series A Convertible Preferred Stock have waived the right to conversion into common stock until our authorized capital stock is increased, if ever, to permit exercise of their specific conversion rights.

As of February 28, 2007 there were approximately 1,795,000 shares of our restricted common stock eligible for resale, exempt from registration, pursuant to Rule 144 promulgated under the
Securities Act of 1933, as amended (the "Securities Act"). The Company has not agreed to register any shares of its common stock under the Securities Act for sale by security holders.

The Company is not and has not proposed to publicly offer any shares of its common stock.

Holders of Record

As of February 28, 2007, there were approximately 175 holders of record and beneficial owners of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team,
(3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 29, 2006.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through September of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Sales

Sales for the year ended December 31, 2006 were $145,889 as compared to sales of $959,098 for the year ended December 31, 2005, a decrease of approximately 85%. The decrease resulted from the loss of our only customer in February, 2006. As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth

General and Administrative Expenses

General and administrative expenses were $482,782 for the year ended December 31, 2006, as compared to $1,186,759 for the year ended December 31, 2005. The decrease resulted primarily from the loss of our only customer in February, 2006. As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

As of December 31, 2006 we had working capital of $77,638. While this working capital will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next 6 months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

During 2006, we satisfied our working capital needs from: (i) cash on hand at the beginning of the year; (ii) proceeds from stockholder loans and (iii) gross proceeds from the sale of preferred stock totaling $123,750, disclosed on our Form 8-K Filing on November 7, 2006. The terms and conditions associated with the preferred stock are more fully explained in our Current Report filed on Form 8-K on November 7, 2006.

ITEM 7. FINANCIAL STATEMENTS

Our financial  statements  listed on the  Index to the  Financial
Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2006, our management conducted an evaluation under the supervision of our Chief Executive Officer and our
Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Controls
----------------------------

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

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

___________________________________________________________________
                          Year Became
                          an Executive
     Name          Age  Officer/Director    Positions
___________________________________________________________________

John Vogel          53        2006         Director, President,
                                           Chief Executive Officer

Robert Scherne      50        2006         Chief Financial Officer

Vincent Finnegan    64        2006         Director
___________________________________________________________________

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

John  Vogel  Chief Executive Officer, Director has  also  been  a
-----------
director and co-founder of Century 21 Ability, Inc. from the period 1996 to December 2005. Mr. Vogel has over 30 years of experience in marketing and sales, including 13 years at World Savings Bank (WSB); VP District and VP Regional Loan Origination and VP Sales Manager and VP of Real Estate (Owned).

Robert  C. Scherne  Chief Financial Officer, Secretary  has  been
------------------
the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff & Co. and its successor firm, A. Uzzo &Co., from July 1978 to June 1986. Mr. Scherne holds a BBA in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Vincent  Finnegan   Director, has  been  employed  by Wells Fargo
-----------------
since August of 2005. Prior to that, Mr. Finnegan was employed by Santa Barbara Bank and Trust. At Santa Barbara Bank and Trust he was responsible for trust development from November of 2004 until January of 2005. Also, Mr. Finnegan served as a Regional Vice President of Sales at Phoenix Life Insurance Group from August of 1999 until October of 2003. Mr. Finnegan holds a Juris Doctorate from Chicago Kent College of Law and an MBA from Iona College Graduate School of Business.

No employee of the Company received any additional compensation for services as a Director.

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

______________________________________________________________________
                           Year Became
     Name           Age    a Director   Background
______________________________________________________________________

John Vogel          53        2006      Marketing, sales, banking

Vincent Finnegan    64        2006      Outside Director
______________________________________________________________________

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and regulations thereunder require the Company's executive officers and Directors, and persons who own more than ten percent of the Common Stock of the

Company to file reports of ownership and changes in ownership with the Commission, and to furnish the Company with copies of all such Section 16(a) reports filed. Based solely on the Company's review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 and for the period January 1, 2007 through February 28, 2007, the Company believes that all required reports have been filed in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

The following Summary Compensation Table sets forth the compensation during the last two fiscal years of each of the Chief Executive Officer and the other most highly compensated person who was serving as an executive officer of the Company as of December 31, 2006, or who would have been among the four most highly compensated persons but for the fact that they were not serving as executive officers on that date (collectively, the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE


                                                   Annual
                                                 Compensation

                                               ________________
                                                    Salary
Name and Principal Position        Year               $
___________________________      ________      ________________
John Vogel
Chief Executive Officer and       2006           $     -0-
President                         2005           $     N/A

C. Leo Smith
Former Chief Executive and        2006           $  23,900
Chief Financial Officer and
President                         2005           $  64,450

Susan Archer                      2006           $   9,775
Former Secretary                  2005           $  37,800


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

In March, 2006 an award of 250,000 shares of our common stock valued at $62,500 was made to a former consultant. In August, 2006 an award of a total of 160,000 shares of our common stock valued at $40,000 was made to our former Chief Executive Officer and director. No other awards were made under the Program in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information available to us, as of February 15, 2007 with respect to the beneficial ownership of the outstanding shares of common stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) our officers and directors, and; (iii) our officers and directors as a group:

   Name and Address               Number of Shares of    Percentage (%) of
of Beneficial Owner(1)           Common Stock Owned (5)   Common Stock(2)
------------------------------------------------------------------------
Martin A. Sumichrast(4)                 4,529,166             14.5%
Windermere Insurance Company(3)         2,603,333              8.5%
Vision Opportunity Master Fund, Ltd.(3) 3,000,000              9.8%
Ralph O. Olson(3)                       4,529,166             14.5%
Menlo Venture Partners(3)               2,264,166              7.4%
Castle Bison, Inc.(3)                   2,246,666              7.4%
John Vogel                                      0                0%
Robert Scherne                                  0                0%
Vincent Finnegan                                0                0%
All officers and directors as a group           0                0%
(three persons(3))

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Exchange Act.
(2) Percentages are approximate based upon 30,473,700 issued and outstanding shares of common stock, stated on an as converted basis following the corresponding necessary increase in authorized capital stock. See (5) below.
(3) The business address of the stockholder, director or officer, as the case may be, noted above is 2419 E. Commercial Blvd., Ft. Lauderdale, FL 33308.
(4) The business address of the stockholder noted above is 11125 Colonial Country Lane, Charlotte, NC 28277.

(5) Includes the number of shares of Common Stock to be issued on conversion of Series A Convertible Preferred Stock assuming an amendment of the certificate to incorporation to increase the number of authorized shares becomes effective.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest. On September 19, 2006, the Company entered into consulting agreements with former officers, C. Leo Smith and Susan Archer to secure their services as operations management for its wholly - owned subsidiary, Advanced Staffing International, Inc. to assure continuity of that company's management. The agreements provide for compensation for such services as a percentage of the gross revenue of Advanced Staffing International, Inc. and extend for a term of twelve months, through September 18, 2007.

On September 19, 2006, the Sellers in the stock purchase, change of control transaction in connection with the transaction, converted a total of approximately $244,869 of shareholder loan indebtedness of the Company to additional paid in capital. In addition, the Sellers accepted assignment of the Company's last account receivable, in the amount of $30,000, in full and final satisfaction of an additional $30,000 of the Company's loan to shareholder indebtedness. In total, the Sellers' conversion of Company debt to paid in capital and the Sellers' acceptance of assignment of the Company's last account receivable, resulted in the extinguishment of shareholder loan indebtedness of the Company in the aggregate approximate amount of $274,869.

In  Summary,   during  the  third  quarter  of  2006,  the   same
shareholders contributed approximately $313,338 of loans payable by the Company to additional paid-in capital.

                             PART IV
                             -------

ITEM 13. EXHIBITS

 Exhibits

Exhibit Number          Description of Exhibit
--------------          ----------------------

3.1(1) Articles of Incorporation (A)*
3.1(2) Certificate of Amendment to Articles of Incorporation (B)*
3.2    Registrant's By-laws (A)*

4.1    Series A Convertible Preferred Stock Specimen. (D)*
4.2    Series A Convertible Preferred Stock Certificate of
       Designations. (D)*
10.1 Stock Purchase Agreement dated as of September 19, 2006 by and among the Registrant, Lomond International, Inc., a North Carolina corporation, C. Leo Smith and certain major shareholders of the Registrant.(C)*
10.2   C. Leo Smith Consulting Agreement dated September 19, 2006.(C)*
10.3   Susan Archer Consulting Agreement dated September 19, 2006.(C)*
10.4   Schedule of Buyers.(C)*
10.5   Agreement for Closing dated September 19, 2006.(C)*
17.1   Resignation of Officer and Director - C. Leo Smith.(C)*
17.2   Resignation of Officer - Susan Archer.(C)*
17.3   Resignation of Director - Alex Sarafianos.(C)*
23.1   Consent of Independent Auditor
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
*
(A) Incorporated by reference to Registrant's Registration Statement on Form 10-SB.
(B) Incorporated by reference to Registrant's Definitive Information Statement filed with the Securities and Exchange Commission on September 19, 2003.
(C) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.
(D) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed for each of fiscal 2006 and fiscal 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $42,721 and $50,341, respectively.

(b) Audit-Related Fees

No fees were billed in each of fiscal 2006 and fiscal 2005 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company's financial statements.

(c) Tax Fees

No   fees  were  billed  in  fiscal  2006  or  fiscal  2005   for
professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

(d) All Other Fees

No fees were billed in each of fiscal 2006 and fiscal 2005 for products and services provided by the principal accountant.

(e) The Company did not have an audit committee during fiscal
2006 or fiscal 2005.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

FINANCIAL STATEMENTS

                        TABLE OF CONTENTS



     Report of Independent Registered Accounting Firm         F-1

     Consolidated Balance Sheet                               F-2

     Consolidated Statements of Losses                        F-3

     Consolidated Statement of Shareholders' Equity           F-4

     Consolidated Statements of Cash Flows                    F-5

     Notes to Consolidated Financial Statements            F-6 - F-13

                                             THOMAS W. KLASH
                                   CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders
International Imaging Systems, Inc. and Subsidiaries
Ft. Lauderdale, Florida

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    -------------------------------------------------------

I have audited the accompanying consolidated balance sheet of International Imaging Systems, Inc. and Subsidiaries as of
December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Imaging Systems, Inc. and Subsidiaries as of December 31, 2006, and the results of operations and its cash flows for each of the two years ended December 31, 2006 in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered the loss of its major customer, and incurred substantial net losses from operations.
These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 13, 2007

1909 TYLER STREET-SUITE 603-HOLLYWOOD, FLORIDA 33020 (954) 925-4900
                         www.tklash.com
                         --------------

      INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2006


Assets

Current assets:
  Cash                                                $    77,638
                                                      ===========

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                $    14,173
                                                      -----------

Total current liabilities                                  14,173
                                                      -----------

Stockholders' equity:

Preferred stock, par value $.001 per share;
  1,000,000 shares authorized, 225,000 shares
  issued and outstanding                                      225
Common stock, par value $.001 per share;
  29,000,000 shares authorized, 7,973,700 shares
  issued and outstanding                                    7,974
Additional paid-in capital                              1,634,345
Accumulated deficit                                    (1,579,079)
                                                      -----------

Total stockholders' equity                                 63,465
                                                      -----------

Total liabilities and stockholders' equity            $    77,638
                                                      ===========



See accompanying notes to consolidated financial statements.

      INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              YEAR ENDED DECEMBER 31, 2006 AND 2005

                                                          2006           2005
                                                      -----------    -----------
Revenue                                               $   145,889    $   959,098

General and administrative expenses                       482,762      1,186,759
                                                      -----------    -----------

Loss from continuing operations                          (336,873)      (227,661)

Loss from discontinued operations                         (35,205)      (294,451)
(Loss) gain from disposal of discontinued operations       (1,782)       509,337
                                                      -----------    -----------

Loss before provision for income taxes                   (373,860)       (12,775)

Provision for income taxes                                      -              -
                                                      -----------    -----------

Net loss                                              $  (373,860)   $   (12,775)
                                                      ===========    ===========

Basic and diluted loss per share:
  Loss from continuing operations                     $     (0.04)   $     (0.04)
  Loss from discontinued operations                         (0.01)         (0.05)
  Loss from disposal of discontinued operations             (0.00)          0.08
                                                      -----------    -----------
Net loss per common share, basic and diluted          $     (0.05)   $     (0.01)
                                                      ===========    ===========

Weighted average shares outstanding                     7,718,604      6,217,727



See accompanying notes to consolidated financial statements.

      INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
             YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                  Additional
                                      Preferred Stock        Common Stock          Paid-in       Accumulated      Stockholders'
                                     ------------------    --------------------
                                      Shares    Amount      Shares       Amount    Capital          Deficit         Deficiency
                                     --------  --------    ---------   -----------------------  ---------------  --------------

Balance, January 1, 2005                    -   $    -     6,028,700   $  6,029  $    96,134    $  (1,068,694)   $    (966,531)

Sale of common stock                        -        -       305,000        305       30,195                -           30,500

Common stock issued in  payment
  of exchangeable notes                     -        -       210,000        210      104,790                -          105,000
Stock compensation award                    -        -       160,000        160       47,840                -           48,000
Contribution of stockholders' loans
  to equity                                 -        -             -          -      284,138                -          284,138

Net loss                                    -        -             -          -            -          (12,775)         (12,775)
                                     --------  --------    ---------   -----------------------  ---------------  --------------

Balance, December 31, 2005                  -        -     6,703,700      6,704      563,097       (1,081,469)        (511,668)

Sale of preferred stock               225,000      225             -          -      102,930                -          103,155

Stock compensation awards                   -        -       410,000        410      102,090                -          102,500

Common stock issued in  payment
  of exchangeable notes                     -        -       860,000        860      429,140                -          430,000

Contribution of stockholders' loans
  to equity                                 -        -             -          -      313,338                -          313,338

Beneficial conversion feature of
  of preferred stock                        -        -             -          -      123,750                -          123,750

Preferred stock dividend                    -        -             -          -            -         (123,750)        (123,750)

Net loss                                    -        -             -          -            -         (373,860)        (373,860)
                                     --------  --------    ---------   -----------------------  ---------------  --------------

Balance, December 31, 2006            225,000   $  225     7,973,700   $  7,974  $ 1,634,345    $  (1,579,079)   $      63,465
                                     ========  ========    =========   =======================  ===============  ==============




See accompanying notes to consolidated financial statements.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                               2006           2005
                                                           -----------    -----------
Cash flows from operating activities:
Net loss                                                   $  (373,860)   $   (12,775)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Bad debts                                                          -         35,714
  Security deposits applied to expense                           4,051              -
  Change in net liabilities of discontinued operations          (5,349)         9,755
  Gain on extinguishment of debt                                     -
  Stock based compensation                                     102,500         48,000
  Loss on sale of note receivable                                    -         56,672
  Loss (gain) from disposal of discontinued operations           1,782       (509,337)
Change in operating assets and liabilities
  Accounts receivable                                           56,217         68,377
  Advances to customer, net                                     25,000        (55,000)
  Security deposits                                                              (351)
  Accounts payable and accrued expenses                        (61,198)        (7,023)
                                                           -----------    -----------

Cash used in operating activities                             (250,857)      (365,968)
                                                           -----------    -----------

Cash flows from investing activities
  Collections on note receivable                                     -         64,314
                                                           -----------    -----------

Cash flows from financing activities:
  Sale of preferred stock, net                                 103,155              -
  Sale of common stock                                               -         30,500
  Proceeds from borrowings                                      68,469        659,800
  Repayment of borrowings                                      (30,631)      (281,068)
                                                           -----------    -----------

Cash provided by financing activities                          140,993        409,232
                                                           -----------    -----------

Net (decrease) increase in cash                               (109,864)       107,578
Cash, beginning of period                                      187,502         79,924
                                                           -----------    -----------
Cash, end of period                                        $    77,638    $   187,502
                                                           ===========    ===========
Supplemental cash flow information:

Cash paid for interest                                     $     1,010    $    13,132
                                                           ===========    ===========
Cash paid for income taxes                                 $         -    $         -
                                                           ===========    ===========
Non-Cash Financing Activities:

Conversion of notes payable to equity                      $   430,000    $   105,000
Contribution of stockholders' loans to equity                  313,338        284,138


See accompanying notes to consolidated financial statements.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

International Imaging Systems, Inc. ("we", "us", "our company", "our" or "IISY" ) was formed under the laws of the State of Delaware in 1998. Through our wholly-owned subsidiary, Advanced Staffing International, Inc., we were principally engaged in the employee leasing business. On September 19, 2006, certain of our shareholders sold 4,500,000 shares (56.4%) of our common stock to a group of investors for $405,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are now considering alternatives for future operations.

Basis of Presentation

The consolidated financial statements include the accounts of the
Company   and   its   wholly-owned   subsidiaries.   Intercompany
transactions and accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had a substantial net loss of $373,860 for the year ended December 31, 2006 and currently have no current source of revenue and are inactive as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy ("Acquisition Strategy"), whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We intend to engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition

Personnel placement fees have been recorded upon completion of contract terms.

Advertising

Advertising costs are expensed as incurred.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Loss per Share

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 22,500,000 common share equivalents at December 31, 2006 and none at December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin
(SAB)   No.   108,  "Considering  the  Effects  of   Prior   Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE B - ADVANCES TO CUSTOMER -

We made non-interest bearing advances to a former customer, Alcard Mexico, S.A. ("Alcard"), aggregating $380,000, through December 31, 2005, to enable Alcard to build its production facility. Alcard repaid $350,000. The remaining balance was assigned to the Company's shareholders in consideration of loans payable to them.

NOTE C - STOCK COMPENSATION PLAN -

Our  2003  Equity  Incentive Program provides for  the  grant  of incentive stock options, nonqualified stock options, and restricted stock awards. Certain awards are intended to qualify as "incentive stock options" within the meaning of the Internal Revenue Code (the "Code"). Other awards granted under the Program are not intended to qualify as incentive stock options under the Code.

The total number of shares of the our common stock that may be issued under the Program may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants. The total number of shares may be increased annually based upon the total number of common shares outstanding in subsequent years.

In March 2006, we issued 250,000 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

In August 2006, we issued 160,000 common shares, valued at $40,000, to our chief executive officer as compensation for serving in such capacity without salary since February, 2006.

NOTE D - STOCKHOLDERS' EQUITY

Our  certificate  of  incorporation authorizes  the  issuance  of
29,000,000  shares  of  common  stock,  par  value  $0.001,   and
1,000,000 shares of preferred stock, par value $0.001, all of such preferred shares designated as Series A.

On November 3, 2006, we completed the sale of 225,000 shares of authorized, previously unissued Series A Convertible Preferred Stock for gross cash proceeds of $123,750 or $0.55 per share. The securities were purchased by 19 of our shareholders who recently acquired control of us. There were no underwriting discounts or commissions paid in the transaction. Net proceeds received were $103,155, after payment of legal and other costs.

Each share of Series A Preferred Convertible Stock ("Preferred") is convertible into 100 shares of our restricted common stock at the holder's option at any time subject to redemption by us upon notice of redemption at any time, at a redemption price equal to 110% of the purchase price paid for the Preferred, and subject to cancellation, after notice, of the conversion right on or after September 30, 2008, if certain market trading parameters for our common stock shall have occurred.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE D - STOCKHOLDERS' EQUITY-CONTINUED

In accordance with Emerging Issues Task Force ("EITF") No.00-27, "Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates', to Certain convertible Instruments", we attributed a beneficial conversion feature of $123,750 to the Series `A' preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance, limited to the gross proceeds received. The beneficial conversion feature was recorded as a dividend and is included in the accompanying financial statements.

In March 2006, we issued 250,000 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

During the first quarter of 2006, we issued 860,000 shares of common stock in satisfaction of 6% exchangeable notes due to shareholders of $430,000.

In August 2006, we issued 160,000 common shares, valued at $40,000, to our chief executive officer as compensation for serving in such capacity without salary since February, 2006.

During the third quarter of 2006, shareholders contributed approximately $313,000 of loans payable to additional paid-in capital.

In September, 2005, we issued 160,000 common shares, valued at $48,000, to an officer in consideration for past services rendered to a wholly owned subsidiary.

During 2005 we issued 210,000 common shares in satisfaction of notes amounting to $105,000.

During 2005 we sold 305,000 shares of common stock for proceeds of $30,500.

NOTE E - LOANS PAYABLE - SHAREHOLDERS -

Loans payable to shareholders consisted of non-interest bearing working capital advances, due on demand. During the first quarter of 2006, we issued 860,000 shares of common stock in satisfaction of debt of $430,000.

Interest expense amounted to $1,011 and $32,654 for the years ended December 31, 2006 and 2005, respectively.

During the third quarter of 2006, shareholders contributed approximately $245,000 of loans payable to additional paid-in capital.

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE F - CONTINUING OPERATIONS -

The Company has a net operating loss carry forward of approximately $940,000, which may be carried forward through the year 2026, to offset future taxable income. The use of net operating loss carry forwards may be limited by change of control limitations.

Deferred tax assets, amounting to approximately $188,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future and no assurance that we will remain in the same line of business..

Significant components of the Company's deferred tax assets are as follows:

Net operating loss carryforward             $   188,000
Valuation allowance                            (188,000)
                                            -----------

Net deferred tax asset                      $         -
                                            ===========

The valuation allowance changed during 2006 resulting from the increase in the net operating loss carry forward and the disposition of a subsidiary as follows:

Valuation allowance - January 1, 2006       $   111,000
Increase relating to current year tax loss       77,000
                                            -----------

Valuation allowance - December 31, 2006     $   188,000
                                            ===========

The  income  tax  provision  relating  to  earnings  (loss)  from
continuing   and   discontinued  operations  consisted   of   the
following:

                                                           2006        2005
                                                       ----------  ----------
Continue operations:
 Federal income tax benefit at statutory rate          $   51,000  $   44,000
 State income tax benefit                                  18,000      14,000
                                                       ----------  ----------
                                                           69,000      58,000
Discontinued operations:                               ----------  ----------
 Federal income tax benefit (expense) at statutory rate   6,000     (32,000)
 State income tax benefit (expense)                       2,000     (15,000)
                                                       ----------  ----------
                                                            8,000     (47,000)
                                                       ----------  ----------
Total for year                                             77,000      11,000
Valuation allowance                                       (77,000)    (11,000)
                                                       ----------  ----------
Net  tax provision                                     $        -  $        -
                                                       ==========  ==========

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE G - RELATED PARTY TRANSACTIONS -

During each of the years ended December 31, 2006 and 2005, we paid promotional/marketing development fees to an entity owned by our chief executive officer in the amount of $4,500.

In September, 2006, we assigned a rental security deposit, amounting to $4,051, to an individual related to a shareholder as compensation.

On August 29, 2006, we sold our investment in a subsidiary to the subsidiary's chief executive officer for $100, resulting in a loss of approximately $2,000 (see Note K).

In connection with a previous asset sale in 2004, we received a note receivable in the amount of $120,986 from the buyer, a former vendor. On June 13, 2005, the remaining balance of the note was discounted to the buyer, for $50,000, resulting in a loss of $56,672 which is included in loss from discontinued operations in the accompanying statement of operations.

We   advanced  $150,000  and  $120,000  during  2006  and   2005,
respectively, to an entity in which a shareholder has an equity interest. These advances were repaid during the same year. Billings from this entity for accounting services rendered by their employees amounted to $9,775 and $28,029 for the years ended December 31, 2006 and 2005, respectively.

NOTE H - CONCENTRATION OF RISK -

One customer accounted for substantially all of our revenue for the years ended December 31, 2006 and 2005. We lost this customer in February, 2006.

NOTE I - COMMITMENTS -

On  May  11, 2005, we entered into a three year office lease.  On
September 19, 2006, we received a general release from the landlord, canceling future rental commitments. Net rent expense amounted to $36,078 in 2006 and $30,050 in 2005.

NOTE J - SALE OF SUBSIDIARY -

On  December  13,  2003,  we  formed a  wholly-owned  subsidiary,
Renewable  Assets,  Inc.,  to  carry  on  the  business  of   our
predecessor   company,  A.M.S.  Marketing,  Inc.   The   business
consisted of marketing pre-owned photocopy machines.

Our  Board  of  Directors had approved a  spin-off  of  Renewable
Assets, Inc. to our shareholders.We were unable to comply with applicable SEC rules and regulations. On August 28, 2006, our Board of Directors approved the

               INTERNATIONAL IMAGING SYSTEMS, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2006 AND 2005

NOTE J - SALE OF SUBSIDIARY -CONTINUED

abandonment of the spin-off. On August 29, 2006, we sold our investment in Renewable Assets, Inc. to its chief executive officer for $100, resulting in a loss of approximately $2,000.

NOTE K - DISCONTINUED OPERATIONS

On December 30, 2005, we sold our interest in our former operating subsidiary, Advanced Imaging Systems, LLC to our former production manager. On August 29, 2006, we sold our investment in Renewable Assets, Inc. to the subsidiary's chief executive officer.

At the date of the sale of Advanced Imaging Systems, LLC, the subsidiary had minimal assets and liabilities of $517,121. Disposition of the subsidiary resulted in a gain of $509,337. No income taxes were provided resulting from utilization of the net operating loss carry forwards.

The sale of Renewable Assets, Inc. resulted in a loss on disposition of $1,782.

The  condensed  statements  of operations  for  Advanced  Imaging
Systems,  LLC  and  Renewable Assets, Inc. for  the  years  ended
December 31, 2006 and 2005 are as follows:

                                      2006           2005
                                  -----------    -----------
Revenue                           $         -    $    96,458
Operating expenses                    (35,205)      (390,909)
                                  -----------    -----------

Net loss                          $   (35,205)   $  (294,451)
                                  ===========    ===========




NOTE M - CHANGE IN CONTROL -

On September 19, 2006, certain shareholders sold 4,500,000 shares (56.4%) of our common stock to a group of investors for $405,000 cash. The selling shareholders contributed approximately $245,000 of loans owed to them by us to capital. The sale was accompanied by the resignation and replacement of our officers and directors.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL IMAGING SYSTEMS, INC.
                              (the "Registrant")

Dated:   March 7, 2007.       By: /s/John Vogel
                                 ------------------------
                              Name:  John Vogel
                              Title: President, Chief Executive Officer


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature             Title                           Date
---------             -----                           ----

/s/John Vogel         President, Chief Executive      March 7, 2007
-------------------   Officer and Director
John Vogel


/s/Robert Scherne     Chief Financial Officer         March 7, 2007
-------------------
Robert Scherne


/s/Vincent Finnegan   Director                        March 7, 2007
-------------------
Vincent Finnegan