Form 10QSB
period 2007-03-31
INTERNATIONAL IMAGING SYSTEMS INC
filed 2007-05-14
CIK 1070045

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25413

INTERNATIONAL IMAGING SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	65-0854589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2419 E. Commercial Blvd., Suite 305 Ft. Lauderdale, FL	33308
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (954) 492-3703

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☒    No  ☐

As of May 9, 2007 there were 14,293,700 shares of common stock, $.001 par value, issued and outstanding.

International Imaging Systems, Inc.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

Assets

Current assets:
Cash	$52,413

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$20,294

Total current liabilities	20,294

Stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
162,000 shares issued and outstanding	162
Common stock, par value $.001 per share; 29,000,000 shares authorized,
14,293,700 shares issued and outstanding	14,294
Additional paid-in capital	1,630,688
Accumulated deficit	(1,579,079)
Deficit accumulated during the development stage	(33,946)

Total stockholders' equity	32,119

Total liabilities and stockholders' equity	$52,413

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
			Cumulative Period
			from January 1, 2007
			(date of inception as
			a development stage
			enterprise) to
			March 31,
	2007	2006	2007

Revenue	$-	$-	$-

General and administrative expenses	33,946	-	33,946

Loss from continuing operations	(33,946)	-	(33,946)

Loss from discontinued operations	-	(197,014)	-

Loss before provision for income taxes	(33,946)	(197,014)	(33,946)

Provision for income taxes	-	-	-

Net loss	$(33,946)	$(197,014)	$(33,946)

Basic and diluted loss per share:
Loss from continuing operations	$(0.00)	$-
Loss from discontinued operations	-	(0.03)
Net loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding	8,815,700	6,992,367

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

						Accumulated Deficit
					Additional	Prior to	During
	Preferred Stock		Common Stock		Paid-in	Development	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Deficiency

Balance, January 1, 2007	225,000	$225	7,973,700	$7,974	$1,634,345	$(1,579,079)	$-	$63,465

Conversion of preferred stock (Unaudited)	(63,000)	(63)	6,300,000	6,300	(6,237)	-		-

Common stock issued for accrued
expense (Unaudited)	-	-	20,000	20	2,580			2,600

Net loss (Unaudited)	-	-	-	-	-	-	(33,946)	(33,946)

Balance, March 31, 2007 (Unaudited)	162,000	$162	14,293,700	$14,294	$1,630,688	$(1,579,079)	$(33,946)	$32,119

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

			Cumulative Period
			from January 1, 2007
			(date of inception as
			a development stage
			enterprise) to
			March 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(33,946)	$(197,014)	$(33,946)
Adjustments to reconcile net loss to net
cash used in operating activities:
Change in net liabilities of discontinued operations	-	21,454	-
Stock based compensation	-	62,500	-
Change in operating assets and liabilities
Accounts receivable	-	35,790	-
Advances to customer, net	-	25,000	-
Accounts payable and accrued expenses	8,721	(32,863)	8,721

Cash used in operating activities	(25,225)	(85,133)	(25,225)

Cash flows from financing activities:
Repayment of borrowings	-	(37,350)	-

Cash used by financing activities	-	(37,350)	-

Net (decrease) increase in cash	(25,225)	(122,483)	(25,225)
Cash, beginning of period	77,638	187,502	77,638
Cash, end of period	$52,413	$65,019	$52,413

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Payment of accrued expense with common stock	$2,600	$-
Conversion of notes payable to equity	-	430,000

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
International Imaging Systems, Inc. (“we”, “us”,“our company”, “our” or “IISY” ) was formed under the laws of the State of Delaware in 1998. Through our wholly-owned subsidiary, Advanced Staffing International, Inc., we were principally engaged in the employee leasing business. On September 19, 2006, certain of our shareholders sold 4,500,000 shares (56.4%) of our common stock to a group of investors for $405,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are currently a development stage company, as defined by Statement of Financial Accounting Standards (SFAS”) No. 7 ("SFAS No. 7")

As of January 1, 2007 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 and from reestablishment of development stage (January 1, 2007) to March 31, 2007 have been prepared by IISY pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 16,200,000 common share equivalents at March 31, 2007 and none at March 31, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B - STOCK COMPENSATION PLAN -

In March 2006, we issued 250,000 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

NOTE C - STOCKHOLDERS’ EQUITY

Our board of directors and the holders of a majority of the shares entitled to vote thereon adopted resolutions approving the amendments of our certificate of incorporation to (i) increase our authorized shares from 30 million to 80 million and the number of our authorized shares of common stock from 29 million to 79 million; and (ii) reverse split our outstanding Common Stock on the basis of 1 post-split share for up to 45 pre-split shares. Stockholders of a majority of outstanding shares approved the increase of authorized common stock and the reverse split of our common stock by written consent on March 14, 2007.

The amendments of our certificate of incorporation to increase our authorized shares of common stock and reverse split our outstanding common stock are expected to become effective during the second quarter of 2007.

During March 2007, we issued 6,300,000 shares of common stock upon conversion of 63,000 shares of our preferred stock.

During March, 2007, we issued 20,000 shares of common stock to our chief financial officer as payment of accrued compensation valued at $2,600.

In March 2006, we issued 250,000 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

During the first quarter of 2006, we issued 860,000 shares of common stock in satisfaction of 6% exchangeable notes due to shareholders of $430,000.

NOTE D - LOANS PAYABLE - SHAREHOLDERS -

Loans payable to shareholders consisted of non-interest bearing working capital advances, due on demand. During the first quarter of 2006, we issued 860,000 shares of common stock in satisfaction of debt of $430,000.

Interest expense amounted to $1,011 for the three months ended March 31, 2006.

NOTE E - DISCONTINUED OPERATIONS

As a result of the change of control described in Note A, we have decided not to continue with our employee leasing business. As of January 1, 2007 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889.

ADVISEMENT

Unless the context requires otherwise, “International Imaging Systems”, “the company”, “we”, “us”, “our” and similar terms refer to International Imaging Systems, Inc. Our common stock, par value $.0001 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. As of January 1, 2007 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Going Concern

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through September of 2007. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenue

We have no revenue from continuing operations for the three month periods ended March 31, 2007 or 2006. As a result of the decision to implement a new business plan, we have reclassified prior period operations as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889.

General and Administrative Expenses

General and administrative expenses were $33,946 for the three months ended March 31, 2007. Prior year general and administrative expenses which are now included as a part of discontinued operations were $311,949. Current period general and administrative expenses consist primarily of professional fees.

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

Liquidity and Capital Resources

As of March 31, 2007 we had working capital of $32,119. While this working capital will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next 3 to 6 months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

We have Limited Resources

We have limited resources. During 2006, we lost our sole customer and are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth . Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

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

There Exist Risks to Stockholders Relating to Dilution

On March 14, 2007, a majority of our common shareholders approved a reverse stock split of up to 45 to 1 as well as an amendment to our articles of incorporation resulting in an increase in our authorized shares. Prior to these actions, the company was authorized to issue 30 million shares consisting of 29 million common shares and 1 million preferred shares of which 14,293,700 common shares are issued and outstanding. As a result of these actions, the number of issued common shares may be adjusted to as low as 317,638 while the number of authorized common shares has been increased to 79,000,000. Accordingly, we will be entitled to issue up to 78,682,362 additional common shares. Our board may generally issue these common shares, or grant options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and business plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. We cannot give you any assurance that we will not issue additional shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

CONTROLS AND PROCEDURES

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB, and the interim period up to the date of filing this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report and the interim period up to the date of filing the report the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. Our officers also concluded that our disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2007, we issued 6,300,000 shares of our common stock to eight shareholders upon conversion of 63,000 shares of preferred stock.

On March 23, 2007, we issued 20,000 shares of our common stock to our chief financial officer as payment of accrued compensation in the amount of $2,600.

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders.

On March 14, 2007, a majority of our stockholders authorized: (i) up to a 45 to 1 reverse split of our shares; and (ii) the amendment of our articles of incorporation. We hereby incorporate by reference the information regarding these actions contain in our amended Information Statement Pursuant to Section 14(c) as filed with the Securities and Exchange Commission on May 3, 2007.
Item 5. Other Information.

None

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer a Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

International Imaging Systems, Inc.

Dated: May 14, 2007
/s/ John Vogel
Chief Executive Officer

/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)