Form 10QSB
period 2007-06-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2007-08-03
CIK 1070045

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25413

INTERNATIONAL IMAGING SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	65-0854589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31200 Via Colinas, Suite 200 Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (818) 597-7552

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

As of July 23, 2007 there were 476,572 shares of common stock, $.001 par value, issued and outstanding.

International Imaging Systems, Inc.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$16,666

Liabilities and stockholders' deficit

Current liabilities:

Accounts payable and accrued expenses:	$17,987

Total current liabilities	17,987

Stockholders' deficit:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, 162,000 shares issued and outstanding	162
Common stock, par value $.0001 per share; 79,000,000 shares authorized, 476,572 shares issued and outstanding	48
Additional paid-in capital	1,644,934
Accumulated deficit	(1,579,079)
Deficit accumulated during the development stage	(67,386)

Total stockholders' deficit	(1,321)

Total liabilities and stockholders' deficit	$16,666

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		Cumulative Period from January 1, 2007 (date of inception as a development stage enterprise) to June 30,
	2007	2006	2007	2006	2007
Revenue	$-	$-	$-	$-	$-

General and administrative expenses	33,440	-	67,386	-	67,386

Loss from continuing operations	(33,440)	-	(67,386)	-	(67,386)

Loss from discontinued operations	-	(51,893)	-	(248,907)	-

Loss before provision for income taxes	(33,440)	(51,893)	(67,386)	(248,907)	(67,386)

Provision for income taxes	-	-	-	-	-

Net loss	$(33,440)	$(51,893)	$(67,386)	$(248,907)	$(67,386)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$-	$(0.17)	$-
Loss from discontinued operations	-	(0.20)	-	(1.01)
Net loss per common share, basic and diluted	$(0.07)	$(0.20)	$(0.17)	$(1.01)

Weighted average shares outstanding	476,572	260,457	385,776	246,768

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
JANUARY 1, 2007 (date of inception as a Development Stage Enterprise) to JUNE 30, 2007
(Unaudited)

						Accumulated Deficit
					Additional	Prior to	During
	Preferred Stock		Common Stock		Paid-in	Development	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Deficiency
Balance, January 1, 2007	225,000	$225	265,905	$27	$1,642,292	$(1,579,079)	$-	$63,465

Conversion of preferred stock	(63,000)	(63)	210,000	21	42	-		-

Common stock issued for accrued expense	-	-	667	-	2,600			2,600

Net loss	-	-	-	-	-	-	(67,386)	(67,386)

Balance, June 30, 2007	162,000	$162	476,572	$48	$1,644,934	$(1,579,079)	$(67,386)	$(1,321)

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

			Cumulative Period from January 1, 2007 (date of inception as a development stage enterprise) to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(67,386)	$(248,907)	$(67,386)
Adjustments to reconcile net loss to net
cash used in operating activities:
Change in assets and liabilities of discontinued operations	-	57,941	-
Stock based compensation	-	62,500	-
Change in operating assets and liabilities
Accounts payable and accrued expenses	6,414	-	6,414

Cash used in operating activities	(60,972)	(128,466)	(60,972)

Cash flows from financing activities:
Repayment of borrowings	-	(30,631)	-

Cash used by financing activities	-	(30,631)	-

Net decrease in cash	(60,972)	(159,097)	(60,972)
Cash, beginning of period	77,638	187,502	77,638
Cash, end of period	$16,666	$28,405	$16,666

Supplemental cash flow information:

Cash paid for interest	$-	$1,011
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Payment of accrued expense with common stock	$2,600	$-
Conversion of notes payable to equity	-	430,000

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

International Imaging Systems, Inc. (“we” , “us”,“ our company”, “our” or “IISY” ) was formed under the laws of the State of Delaware in 1998. Through our wholly-owned subsidiary, Advanced Staffing International, Inc., we were principally engaged in the employee leasing business.

On September 19, 2006, certain of our shareholders sold 150,000 shares (56.4%) of our common stock to a group of investors for $405,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are currently a development stage company, as defined by Statement of Financial Accounting Standards (SFAS”) No. 7 ("SFAS No. 7")

As of January 1, 2007 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 and from reestablishment of development stage (January 1, 2007) to June 30, 2007 have been prepared by IISY pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 540,000 common share equivalents at June 30, 2007 and none at June 30, 2006.

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

NOTE B - STOCK COMPENSATION PLAN -

In March 2006, we issued 8,333 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

NOTE C - STOCKHOLDERS’ EQUITY

Our board of directors and the holders of a majority of the shares entitled to vote thereon adopted resolutions approving the amendments of our certificate of incorporation to (i) increase our authorized shares from 30 million to 80 million and the number of our authorized shares of common stock from 29 million to 79 million; and (ii) reverse split our outstanding Common Stock on the basis of 1 post-split share for 30 pre-split shares. Stockholders of a majority of outstanding shares approved the increase of authorized common stock and the reverse split of our common stock by written consent on March 14, 2007.

The amendments of our certificate of incorporation to increase our authorized shares of common stock and reverse split our outstanding common stock became effective on June 13, 2007. Also, the par value of our common shares was changed to $0.0001 per share.  All share and per share amounts have been retroactively restated to reflect this reverse split.

During March 2007, we issued 210,000 shares of common stock upon conversion of 63,000 shares of our preferred stock.

During March, 2007, we issued 667 shares of common stock to our chief financial officer as payment of accrued compensation valued at $2,600.

In March 2006, we issued 8,333 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

During the first quarter of 2006, we issued 28,667 shares of common stock in satisfaction of 6% exchangeable notes due to shareholders of $430,000.

NOTE D - LOANS PAYABLE - SHAREHOLDERS -

Loans payable to shareholders consisted of non-interest bearing working capital advances, due on demand. During the first quarter of 2006, we issued 860,000 shares of common stock in satisfaction of debt of $430,000.

Interest expense amounted to $1,011 for the six months ended June 30, 2006.

NOTE E - DISCONTINUED OPERATIONS

As a result of the change of control described in Note A, we have decided not to continue with our employee leasing business. As of January 1, 2007 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889 for the six months ended June 30, 2006. There was no revenue during the three month period ended June 30, 2006.

ADVISEMENT

Unless the context requires otherwise, “ International Imaging Systems”, “ the company”, “ we”, “ us”, “ our” and similar terms refer to International Imaging Systems, Inc. Our common stock, par value $.0001 per share is commonly referred to in this quarterly report as our “ common shares”.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

As of September 19, 2006, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. As of January 1, 2007 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

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

Results of Operations

Revenue

We have no revenue from continuing operations for the three or six month periods ended June 30, 2007 or 2006. As a result of the decision to implement a new business plan, we have reclassified prior period operations as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889 for the six month period ended June 30, 2006. There was no revenue during the three month period ended June 30, 2006.

 General and Administrative Expenses

General and administrative expenses were $33,440 and $67,386 for the three and six month periods ended June 30, 2007, respectively. Prior year general and administrative expenses which are now included as a part of discontinued operations were $51,429 and $363,378 for the three and six month periods ended June 30, 2006, respectively. Current period general and administrative expenses consist primarily of professional fees.

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

Liquidity and Capital Resources

As of June 30, 2007 we had a working capital deficit of $1,321. While our cash on hand of $16,666 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next 3 to 6 months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

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

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

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

There Exist Risks to Stockholders Relating to Dilution

On March 14, 2007, a majority of our common shareholders approved a reverse stock split of up to 45 to 1 as well as an amendment to our articles of incorporation resulting in an increase in our authorized shares. Pursuant to the shareholder approval, our board of directors set the reverse split ratio of 30 to 1 effective June 13, 2007. As a result of these actions, we are authorized to issue 79,000,000 common shares and 1,000,000 “blank check” preferred shares. As of the date of this report, there are 476,572 common shares issued and outstanding and an additional 540,000 common shares reserved for issuance upon the conversion of currently outstanding preferred shares. Accordingly, we will be entitled to issue up to 77,983,428 additional common shares. Our board may generally issue these common shares, or grant options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and business plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. We cannot give you any assurance that we will not issue additional shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 14, 2007, a majority of our common stockholders authorized: (i) up to a 45 to 1 reverse split of our shares; and (ii) the amendment of our articles of incorporation. We hereby incorporate by reference the information regarding these actions contain in our amended Information Statement Pursuant to Section 14(c) as filed with the Securities and Exchange Commission on May 3, 2007.

Item 5.  Other Information.

None

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

3.1(3)	Certificate of Amendment filed on June 11, 2007

3.1(4)	Certificate of Correction filed on July 24, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer a Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

International Imaging Systems, Inc.

Dated: August 3, 2007	/s/ John Vogel
Chief Executive Officer

/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)