Form 10QSB
period 2007-09-30
INTERNATIONAL IMAGING SYSTEMS INC
filed 2007-11-13
CIK 1070045

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25413

INTERNATIONAL IMAGING SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware	65-0854589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor
Hi-Tech Development District
Xi’an, Shaanxi Province, PRC 710043

(Address of principal executive offices)

Issuer’s telephone number: 86-29-8268-3920

31200 Via Colinas, Suite 200
Westlake Village, CA 91362

(Former name, Former Address and Former Fiscal Year, if changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of November 7, 2007 there were 25,454,545 shares of common stock, $.0001 par value, issued and outstanding.

International Imaging Systems, Inc.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$79,950

Liabilities and stockholders’ deficit

Current liabilities:

Accounts payable and accrued expenses:	$36,461

Total current liabilities	36,461

Stockholders’ deficit:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-
Common stock, par value $.0001 per share; 79,000,000 shares authorized, 1,466,573 shares issued and outstanding	147
Additional paid-in capital	1,719,997
Accumulated deficit	(1,579,079)
Deficit accumulated during the development stage	(97,576)

Total stockholders’ deficit	43,489

Total liabilities and stockholders’ deficit	$79,950

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

					Cumulative Period from January 1, 2007 (date of inception as a development stage enterprise) to September 30,

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	30,190	-	97,576	-	97,576

Loss from continuing operations	(30,190)	-	(97,576)	-	(97,576)

Loss from discontinued operations	-	(88,222)	-	(337,129)	-
Loss from disposal of discontinued operations	-	(1,782)	-	(1,782)	-

Loss before provision for income taxes	(30,190)	(90,004)	(97,576)	(338,911)	(97,576)

Provision for income taxes	-	-	-	-	-

Net loss	$(30,190)	$(90,004)	$(97,576)	$(338,911)	$(97,576)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$-	$(0.16)	$-
Loss from discontinued operations	-	(0.34)	-	(1.35)
Net loss per common share, basic and diluted	$(0.03)	$(0.34)	$(0.16)	$(1.35)

Weighted average shares outstanding	1,036,138	262,234	604,946	251,904

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
JANUARY 1, 2007 (date of inception as a Development Stage Enterprise) to SEPTEMBER 30, 2007
(Unaudited)

	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Prior to Development Stage	During Development Stage	Stockholders Deficiency

Balance, January 1, 2007	225,000	$225	265,905	$27	$1,642,292	$(1,579,079)	$-	$63,465

Conversion of preferred stock	(225,000)	(225)	750,001	75	150	-	-	-

Sale of common stock, August 10, 2007	-	-	450,000	45	74,955	-	-	75,000

Common stock issued for accrued expense	-	-	667	-	2,600			2,600

Net Loss	-	-	-	-	-	-	(97,576)	(97,576)

Balance, September 30, 2007	-	$-	1,466,573	$147	$1,719,997	$(1,579,079)	$(97,576)	$43,489

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Nine Months ended September 30,		Cumulative Period from January 1, 2007 (date of inception as a development stage enterprise) to September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(97,576)	$(338,911)	($97,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in assets and liabilities of discontinued operations	-	9,289	-
Stock based compensation	-	102,500	-
Loss from disposal of discontinued operations	-	1,782	-
Change in operating assets and liabilities
Accounts payable and accrued expenses	24,888	-	24,888

Cash used in operating activities	(72,688)	(225,340)	(72,688)

Cash flows from financing activities:
Sale of common stock	75,000	-	75,000
Contributions to capital	-	68,469
Repayment of borrowings	-	(30,631)	-

Cash provided by financing activities	75,000	37,838	75,000

Net decrease in cash	2,312	(187,502)	2,312
Cash, beginning of period	77,638	187,502	77,638
Cash, end of period	$79,950	$-	$79,950

Supplemental cash flow information:

Cash paid for interest	$-	$1,011	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing Activities:

Payment of accrued expense with common stock	$2,600	$-	$-
Conversion of notes payable to equity	$-	$675,065	$-

See accompanying notes to unaudited condensed consolidated financial statements.

INTERNATIONAL IMAGING SYSTEMS, INC.
AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

International Imaging Systems, Inc. (“we” , “us”,“ our company“, “our” or “IISY” ) was formed under the laws of the State of Delaware in 1998. Through our wholly-owned subsidiary, Advanced Staffing International, Inc., we were principally engaged in the employee leasing business.

On September 19, 2006, certain of our shareholders sold 150,000 shares (56.4%) of our common stock to a group of investors for $405,000 cash. The sale was accompanied by the resignation and replacement of our officers and directors. We are currently a development stage company, as defined by Statement of Financial Accounting Standards (SFAS”) No. 7 (“SFAS No. 7”)

As of January 1, 2007 we began to pursue an acquisition strategy whereby we were seeking to acquire businesses with a history of operating revenues in markets that provide room for growth. We were engaged in identifying, investigating and, if warranted, acquiring companies that would enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 and from inception as a development stage company on January 1, 2007 to September 30, 2007 have been prepared by IISY pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our 10-KSB for that year as filed with the SEC.

The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

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

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at September 30, 2007 and 2006.

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

In August 2006, we issued 5,333 common shares, valued at $40,000, to our chief executive officer as compensation for serving in such capacity without salary since February, 2006.

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

During March, 2007 we issued 210,000 shares of common stock upon conversion of 63,000 shares of our preferred stock.

During March, 2007 we issued 667 shares of common stock to our chief financial officer as payment of accrued compensation valued at $2,600.

During August, 2007 we issued 540,001 shares of common stock upon conversion of 162,000 shares of our preferred stock.

During August, 2007 we sold 450,000 shares of common stock for cash proceeds of $75,000.

In March 2006, we issued 8,333 common shares, valued at $62,500, in connection with a one-year management consulting agreement.

During the first quarter of 2006, we issued 28,667 shares of common stock in satisfaction of 6% exchangeable notes due to shareholders of $430,000.

In August 2006, we issued 5,333 common shares, valued at $40,000, to our chief executive officer as compensation for serving in such capacity without salary since February, 2006.

NOTE D - LOANS PAYABLE - SHAREHOLDERS -

Loans payable to shareholders consisted of non-interest bearing working capital advances, due on demand. During the first quarter of 2006, we issued 28,667 shares of common stock in satisfaction of debt of $430,000.

During the third quarter of 2006, shareholders contributed approximately $313,000 of loans payable to additional paid in capital.

Interest expense amounted to $1,011 for the nine months ended September 30, 2006.

NOTE E - DISCONTINUED OPERATIONS

As a result of the change of control described in Note A, we have decided not to continue with our employee leasing business. As of January 1, 2007 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889 for the nine months ended September 30, 2006. There was no revenue during the three month period ended September 30, 2006.

On August 29, 2006, we sold our investment in Renewable Assets, Inc. to our Chief Executive Officer for $100, resulting in a loss of approximately $2,000.

NOTE F - SUBSEQUENT EVENTS

On October 23, 2007 (the “ Closing Date“), we entered into a Share Exchange Agreement (the “ Exchange Agreement“), with Baorun China Group Limited, a company organized under the laws of Hong Kong (“ Baorun China” ), Redsky Group Limited, a British Virgin Islands company (“Redsky”), Princeton Capital Group LLP, a New Jersey limited liability partnership (“PCG” and together with Redsky, the “ Shareholders“), who together own shares constituting 100% of the issued and outstanding ordinary shares of Baorun China (the “ Baorun Shares“), and those persons set forth on Schedule II thereto (the “ Principal Acquiror Shareholders“). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to us all of the Baorun Shares in exchange for the issuance of 23,954,545 (the “Shares”) shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Baorun China became our wholly-owned subsidiary and the Shareholders acquired approximately 94.11% of our issued and outstanding stock.

In connection with the Share Exchange, we entered into a registration rights agreement (the “ Insider Registration Rights Agreement“) to register for resale an aggregate of 2,623,769 shares of common stock, comprising (i) 1,123,769 shares of common stock of beneficially owned by those persons who were our officers, directors, owners of more than 5% of our shares of common stock or otherwise our affiliates prior to the closing of the Share Exchange, and (ii) 1,500,00 shares issued to PCG in the Share Exchange. We agreed to file the Insider Registration Statement to register such shares within 45 days of the Closing Date with the Securities and Exchange Commission (the “SEC”), and use our best efforts to have the Insider Registration Statement declared effective within 150 calendar days of the Closing Date, or if the Insider Registration Statement is subject to a full review and comments from the SEC, within 180 days following the Closing Date. We are required to keep the Insider Registration Statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”) for the Effectiveness Period which continues until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “ Effectiveness Period“). We will pay liquidated damages of .75% of the dollar amount of the shares registered in the Insider Registration Statement per month, payable in cash, up to a maximum of 7.5%, if the Insider Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Effectiveness Period. However, no liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Insider Registration Statement due to the SEC’s application of Rule 415.

Concurrent with the Share Exchange, we completed a private equity financing (the “Financing”) of $10,000,000 with one accredited investor (the “ Investor“) pursuant to a securities purchase agreement (the “Purchase Agreement”), dated as of October 23, 2007. Net proceeds from the Financing were approximately $9,575,000. We sold to the Investor 1,000,000 shares of our Series A Convertible Preferred Stock, par value $0.001 (the “ Preferred Shares“) for a purchase price of $10.00 per share and issued: (i) a Series A-1 Warrant to purchase 3,409,091 shares of our common stock and (ii)a Series A-2 Warrant to purchase 2,272,728 shares of our common stock. The Series A-1 warrant to purchase 3,409,091 shares of our common stock has an exercise price of US$3.00 per share and the Series A-2 warrant to purchase 2,272,728 shares of our common stock has an exercise price of US$4.40 per share. Each of the Warrants has a term of 5 years. In connection with the Financing, we restated and amended the Certificate of Designation of the Relative Rights and Preferences of our Series A Convertible Preferred Stock in its entirety. Each Preferred Share is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10.00) divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock initially if all of the Preferred Shares are converted.

In connection with the Financing, we entered into a registration rights agreement (the “Financing Registration Rights Agreement”), dated October 23, 2007. with the Investor in which we agreed to file a registration statement (the “Financing Registration Statement”) with the SEC to register the shares of common stock underlying the Preferred Shares (the “Conversion Shares”) on the day that is the 45th day following the later of (i) 60 days following the sale of all of the securities included in the Insider Registration Statement, and (ii) 6 months following the effective date of the Insider Registration Statement, or any subsequent registration statement with respect thereto, or such earlier date as permitted by the SEC. We have agreed to use our best efforts to have the Financing Registration Statement declared effective within 105 calendar days of the filing of the Financing Registration Statement, or 135 calendar days of such filing in the case of a full review by the SEC. We are required to keep the Financing Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”). We will pay liquidated damages of 1% of the dollar amount of the Preferred Shares sold in the Financing per month, payable in cash, up to a maximum of 10%, if the Financing Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period. However, no liquidated damages shall be paid with respect to any Preferred Shares that we are not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415. Further, we granted the Investor demand and piggy-back registration rights with respect to the (i) shares of common stock underlying the Warrants issued in the Financing, (ii) shares issuable to the Investor if we do not meet certain net income and cash from operations thresholds for the 2007 and 2008 fiscal years; and (iii) shares issuable to the Investor if the Company’s common stock is not listed on NASDAQ or a higher exchange by June 30, 2009 (the “ Listing Shares“).

We entered into an employment agreement with Mr. Gao Xincheng to employ him as our Chairman, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Mr. Gao a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Mr. Gao for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Mr. Gao appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Mr. Gao also executed a Confidentiality and Non-competition Agreement with us.

We entered into an employment agreement with Ms. Li Gaihong to employ her as our Chief Financial Officer, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Ms. Li a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Ms. Li for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Ms. Li appropriately based on her capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Ms. Li also executed a Confidentiality and Non-competition Agreement with us.

We entered into an employment agreement with Mr. Chen Jun to employ him as our Vice General Manager, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Mr. Chen a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Mr. Chen for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Mr. Chen appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Mr. Chen also executed a Confidentiality and Non-competition Agreement with us.

ADVISEMENT

Unless the context requires otherwise, “ International Imaging Systems“, “ the company“, “ we“, “ us“, “ our“ and similar terms refer to International Imaging Systems, Inc. Our common stock, par value $.0001 per share is commonly referred to in this quarterly report as our “ common shares“.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2007), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2007 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2007.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

Overview

As of September 19, 2006, our board of directors determined that the implementation of the Company’s business plan prior to the change in control was no longer financially feasible. Since January 1, 2007 we have pursued an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy has focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

As described in Item 1.01 of our Form 8-K filed on October 23, 2007, we entered into the Exchange Agreement and consummated the Share Exchange, pursuant to which we acquired all of the issued and outstanding ordinary shares of Baorun China in exchange for the issuance of 23,954,545 of our common shares to the Shareholders of Baorun China.

As a result of the Share Exchange, Baorun China became our wholly-owned operating subsidiary and, upon the issuance of the Shares, the Redsky Group Limited and Princeton Capital Group owned in the aggregate, approximately 94.11% of all of our issued and outstanding stock. We currently have a total of 25,454,545 issued and outstanding shares of Common Stock, 1,000,000 issued and outstanding shares of Preferred Stock and 35,681,818 shares outstanding on a fully diluted basis including shares of Common Stock issuable upon conversion of Preferred Stock and the exercise of warrants.

As the result of the consummation of the Share Exchange, we are no longer a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Results of Operations

Revenue

We have no revenue from continuing operations for the three or nine month periods ended September 30, 2007 or 2006. As a result of the decision to implement a new business plan, we have reclassified prior period operations as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $145,889 for the nine month period ended September 30, 2006. There was no revenue during the three month period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses were $30,190 and $97,576 for the three and nine month periods ended September 30, 2007, respectively. Prior year general and administrative expenses which are now included as a part of discontinued operations were $84,435 and $447,813 for the three and nine month periods ended September 30, 2006, respectively. Current period general and administrative expenses consist primarily of professional fees.

Plan of Operation

We have pursued an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy has focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

On October 23, 2007, we consummated the transactions contemplated by the Exchange Agreement, pursuant to which we acquired 10,000 ordinary shares of Baorun China, representing all of the issued and outstanding shares of Baorun China, in exchange for the issuance in the aggregate of 23,954,545 shares of our common stock to the shareholders, representing approximately 94.11% of our shares of common stock issued and outstanding (the “Share Exchange”).

As a result we are now a producer and distributor of heavy oil and finished oil. We also engage in the research and development, manufacturing and distribution of bio-diesel.

We now operate three oil depots located in Xi’an , the Shaanxi Province, China and one 10,000 square-meter bio-diesel production plant located in Tongchuan, the Shaanxi Province, China. Our major market is China. Currently, our products are sold in 14 provinces and municipalities of China covering the Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Jiangxi Province, Guizhou Province, Yunnan Province, Beijing, Shanghai, Fujian Province and Xinjiang. We conduct our business operations through our wholly-owned subsidiary Redsky China and thereby through a variable interest entity Xi’an Baorun. Both companies are incorporated in PRC.

In connection with the Share Exchange, our Chief Executive Officer, Mr. John Vogel ,and our Chief Financial Officer, Mr. Robert Scherne, resigned from their respective positions as officers of the Company. Mr. Vincent Finnegan also resigned as a director on our Board of Directors. Mr. Gao Xincheng was appointed by our Board of Directors to fill the vacancy created upon the resignation of Mr. Finnegan. Ms. Li Gaihong was nominated to serve as a director, upon the resignation of Mr. Vogel, which resignation shall be effective the tenth day after the mailing of a Scheduler 14f-1 to our stockholders regariding the change in control of our Board of Directors.

In connection with the Share Exchange, we entered into three employment agreements. We entered into an employment agreement with Mr. Gao Xincheng to employ him as our Chairman, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Mr. Gao a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Mr. Gao for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Mr. Gao appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Mr. Gao also executed a Confidentiality and Non-competition Agreement with us.

We entered into an employment agreement with Ms. Li Gaihong to employ her as our Chief Financial Officer, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Ms. Li a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Ms. Li for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Ms. Li appropriately based on her capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Ms. Li also executed a Confidentiality and Non-competition Agreement with us.

We entered into an employment agreement with Mr. Chen Jun to employ him as our Vice General Manager, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to this agreement, unless earlier terminated by either party. We shall pay Mr. Chen a base monthly salary in an amount to be confirmed in writing every month. We shall also pay premiums for Mr. Chen for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. We have a right to adjust the salary and welfare of Mr. Chen appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as our salary and position adjustment policies and business conditions experienced. Either parties to this agreement has a right to terminate this agreement, subject to the terms and conditions therein. In connection with this agreement, Mr. Chen also executed a Confidentiality and Non-competition Agreement with us.

Liquidity and Capital Resources

As of September 30, 2007 we had working capital of $43,489.

On October 23, 2007, we completed a private equity financing of $10,000,000 with one accredited investor pursuant to a securities purchase agreement. Net proceeds from the financing were approximately $9,575,000. We sold to the Investor 1,000,000 shares of our Series A Convertible Preferred Stock, par value $0.001 (the “ Preferred Shares“) for a purchase price of $10.00 per share and issued: (i) a Series A-1 Warrant to purchase 3,409,091 shares of our common stock and (ii)a Series A-2 Warrant to purchase 2,272,728 shares of our common stock. The Series A-1 warrant to purchase 3,409,091 shares of our common stock has an exercise price of US$3.00 per share and the Series A-2 warrant to purchase 2,272,728 shares of our common stock has an exercise price of US$4.40 per share. Each of the Warrants has a term of 5 years. In connection with the Financing, we restated and amended the Certificate of Designation of the Relative Rights and Preferences of our Series A Convertible Preferred Stock in its entirety. Each Preferred Share is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10.00) divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock initially if all of the Preferred Shares are converted.

On August 10, 2007, we completed the private placement of 450,000 shares of common stock for gross proceeds to the Company of $75,000. The shares were sold to accredited investors pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

CONTROLS AND PROCEDURES

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB, and the interim period up to the date of filing this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report and the interim period up to the date of filing the report the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner. Our officers also concluded that our disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

The Chief Executive Officer and Chief Financial Officer have also concluded that there were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2007, we completed the private placement of 450,000 shares of common stock for gross proceeds to the Company of $75,000. The shares were sold to accredited investors pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

NONE:

Item 5.   Other Information.

None

Item 6.  Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

3.1	Certificate of Correction filed on July 24, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer a Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

International Imaging Systems, Inc.

Dated: November 13, 2007	By:	/s/Gao Xincheng
	Name:	Gao Xincheng
	Title:	Chief Executive Officer

	By:	/s/Li Gaihong
	Name:	Li Gaihong
	Title:	Chief Financial Officer
(Principal Accounting Officer)