Form 10-K
China Bio Energy Holding Group Co., Ltd.
filed 2008-03-31
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Bio Energy Holding Group Co., Ltd.

(Name of Small Business Issuer in its Charter)

Delaware	65-0854589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor Hi-Tech Development District Xi’an, Shaanxi Province, People’s Republic of China	710043
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: 86 29 8268 9320

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the issuer, based on the sale trade price of the common stock, as reported by the OTC Bulletin Board on June 30, 2007, was $2,382,860. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2008, there were 25,454,545 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

i

PART I

Item 1.	Description of Business.

Company Overview and Structure

We are engaged in the development, exploration, production and distribution of bio-diesel and wholesale distribution and processing of heavy oil and finished oil products through certain contractual agreements between our wholly owned indirect subsidiary, Redsky Industrial (Xi’an) Co., Ltd. (“Redsky Industrial”), and Xi’an Baorun Industrial Development Co., Ltd. (“Baorun Industrial”). Redsky Industrial, a registered wholly foreign owned enterprise (“WFOE”) in the People’s Republic of China, is a subsidiary of Baorun China Group Limited (“Baorun Group)”, our direct wholly owned subsidiary.

Our corporate organizational structure is as follows:

Contractual Agreements with Baorun Industrial

Baorun Industrial is based in China and wholly owned by Chinese citizens, including our Chairman, Chief Executive Officer and President, Mr. Gao Xincheng, who owns 70% of Baorun Industrial. We do not have an equity interest in Baorun Industrial. In order to meet domestic ownership requirements under Chinese law, which restricts foreign companies from operating in the finished oil industry, Redsky Industrial executed a series of exclusive contractual agreements with Baorun Industrial, which allow us to, among other things, secure significant rights to influence Baorun Industrial’s business operations, policies and management, approve all matters requiring shareholder approval, and give us the right to include 100% of the income earned by Baorun Industrial as part of our consolidated financial statements. In addition, to ensure that Baorun Industrial and its shareholders perform their obligations under these contractual arrangements, the shareholders have pledged to Redsky Industrial all of their equity interests in Baorun Industrial. At such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil industry in China are lifted, Redsky Industrial may exercise its option to purchase the equity interests in Baorun Industrial directly.

The contractual agreements entered into by us and the shareholders of Baorun Industrial incude:

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered into between Redsky Industrial and Baorun Industrial on October 19, 2007, as amended on March 24, 2008, Redsky Industrial has the exclusive right to provide to Baorun Industrial complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Baorun Industrial has agreed to pay an annual service fee to Redsky Industrial equal to 100% of the annual net income of Baorun Industrial. This agreement has a ten-year term, subject to renewal at the option of Redsky Industrial and early termination in accordance with the terms set forth therein.

Exclusive Option Agreements

Under Exclusive Option Agreements dated October 19, 2007 entered into among Redsky Industrial, each of the three shareholders of Baorun Industrial and Baorun Industrial, the shareholders of Baorun Industrial, irrevocably granted to Redsky Industrial or its designated person an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interests in Baorun Industrial for a purchase price to be designated by Redsky Industrial. Redsky Industrial or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at Redsky Industrial’s election.

Equity Pledge Agreements

Under the Equity Pledge Agreements dated October 19, 2007, entered into among Redsky Industrial, Baorun Industrial and each of the three shareholders of Baorun Industrial, the shareholders of Baorun Industrial pledged their equity interests in Baorun Industrial to guarantee Baorun Industrial’s performance of its obligations under the Exclusive Business Cooperation Agreement. If Baorun Industrial or any of its shareholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, Redsky Industrial is entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of Baorun Industrial agreed not to dispose of the pledged equity interests or take any actions that would prejudice Redsky Industrial’s interest. Each of the Equity Pledge Agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled. Since the Exclusive Business Cooperation Agreement may be renewed at Redsky Industrial’s option, the equity pledge will remain in effect with each such renewal of the Exclusive Business Cooperation Agreement, and until all payments due under the Exclusive Business Cooperation are paid in full by Baorun Industrial.

Incentive Option Agreements

On October 19, 2007, Redsky Group, the 88.21% owner of our shares of common stock, entered into an Incentive Option Agreement with Mr. Gao Xincheng, our Chairman, Chief Executive Officer and President, whereby Redsky Group granted an incentive option to Mr. Gao to purchase 3,000 ordinary shares of Redsky Group at an exercise price of $1.00 per share for a total aggregate consideration of $3,000. Mr. Gao has been granted the incentive options for the contributions that Mr. Gao has made and will continue to make to Redsky Group. Upon exercise of all of the options by Mr. Gao, Redsky Group has agreed to repurchase the shares of Redsky Group owned by the current sole stockholder, and Mr. Gao shall become the sole stockholder of Redsky Group.

Irrevocable Powers of Attorney

Under irrevocable powers of attorney, each of the stockholders of Baorun Industrial has granted to Redsky Industrial the power to exercise all voting rights of such stockholder in stockholders’ meetings, including, but not limited to, the power to determine the sale or transfer of all or part of such stockholder’s equity interest in, and appoint and elect the directors, the legal representative (chairperson), chief executive officer and other senior management of Baorun Industrial. No payments are required to be made under these irrevocable powers of attorney.

Company Background

We acquired Baorun Group pursuant to a Share Exchange Agreement, dated October 23, 2007, with Baorun Group, Redsky Group Limited (“Redsky Group”), a British Virgin Islands company, Princeton Capital Group LLP, Castle Bison, Inc. and Stallion Ventures, LLC. Together, Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred to us all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of our common stock to Redsky Group and 1,500,000 shares of our common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became our wholly owned subsidiary and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of our outstanding common stock.

We were incorporated in the State of Delaware in July 1998 under the corporate name “AMS Marketing Inc.” and in October 2003, we changed our name to “International Imaging Systems, Inc.” Until January 2007 we were engaged in the business of marketing pre-owned, brand name photocopy machines and employee leasing. In September 2006, three of our major stockholders, in a privately negotiated transaction, sold 4,500,000 shares of common stock owned by them, representing 56.4% of our issued and outstanding shares, to several accredited investors. In connection with this sale, all of our officers and directors resigned and the purchasers nominated new officers and directors. In January 2007, we pursued an acquisition strategy to acquire an undervalued business with a history of operating revenues in markets that provide room for growth. Pursuant to such strategy in October 2007, we acquired the business of Baorun Industrial. On November 15, 2007, through a merger of our newly-formed wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd., our corporate name was changed to “China Bio Energy Holding Group Co., Ltd.” We believe that our new name more appropriately reflects our new business operations.

Business Overview

Industry and Market Overview

China Oil Markets

Rapid economic development in China has resulted in increased energy demand. The demand for oil in China has exceeded the supply, which has caused China to become increasingly dependent on imported oil. We believe that the increased demand for oil and related products has provided a great opportunity for our oil products business. The following table depicts the demand for oil and oil supply in China in 2007, and the projections for 2008 through 2020.

	2007	2008	2010	2015	2020
Oil Demand (1,000 tons)	345,937	401,420	408,300	453,850	492,220
Oil Supply (1,000 tons)	186,657	192,000	198,000	200,000	200,000
Shortage (1,000 tons)	159,280	209,420	210,300	253,850	292,220
Importation (%)	46.04	52.17	51.52	55.93	59.37

Source: 2007 Report on China Oil Market Analysis and Forecast.

China Bio-diesel  Markets

The rise in global oil prices, global warming and other environmental awareness issues are increasing the demand in China for fuels derived from renewable resources. Technological innovations and the desire to reduce reliance on oil have motivated the production, research and development of the bio-diesel industry in China. However, China’s bio-diesel industry is still underdeveloped, which we believe provides opportunities for us in this market. The following table depicts the production and sales of bio-diesel in China from 2005 through 2007 and forecasts for 2008 through 2020.

	2005	2006	2007	2008	2009	2010	2020
Output (1,000 tons)	80	100	312	600	900	2,000	20,000
Sales (1,000 USD)	87,053	108,813	339,440	652,880	979,307	2,176,240	21,762,453
Output Growth Rate		25%	212%	100%	50%	122%	900%

Source 2005-2010 Report on China Bio-diesel Industry Prospects and Market Forecast.

The demand for bio-diesel in China is directly related to the consumption rate of oil. China is now the second largest oil consumer in the world behind the United States, consuming approximately seven million barrels of oil per day, and China’s need for petroleum continues to grow rapidly. Today, the Chinese government is encouraging the introduction of bio-diesel fuel into its transport fuel mix to reduce harmful carbon dioxide emissions, improve air quality, and lessen dependence on imported fuels.

In February 2005, China enacted the Renewable Energy Law, which aims to promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize sustainable development of the economy and society. This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their sales or they will suffer imposed fines as China is seeking to reduce its dependence on fossil fuels in its diesel transportation vehicles.

Products

Oil Products

We sell a variety of oil products including gasoline, diesel, heavy oil, residual oil, slurry and naphtha. Gasoline and diesel represent the majority of oil products output and consumption in China, and automobiles are the most important driver of gasoline and diesel consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as the fuel of ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Residual oil is the residue left after crude oil goes through vacuum distillation. Residual oil is usually utilized to manufacture petroleum coke, residual lubricating oil and asphalt or as a feedstock for cracking, the process of breaking down residual oil into light oil products such as gasoline. In the petrochemical industry, residual oil can be turned into compound gas or hydrogen through partial oxygenation, or used to make ethene through cracking reaction in a regenerative furnace. Residual oil can be also used as fuel. Slurry is a kind of heavy oil, which is the residue left after gasoline and diesel are extracted from crude oil. Naphtha is a type of light oil product, which is a necessary catalyst for manufacturing ethane and propane through cracking in tube furnaces, and producing benzene, toluene and xylene by catalytic reforming. Sales of our oil products account for approximately 94% of our total revenues.

Bio-diesel

Bio-diesel refers to a clean burning alternative fuel produced from domestic, renewable resources. Bio-diesel is a methyl ester (sometimes called “fatty acid methyl ester”) that is made through a chemical process called transesterification whereby glycerin is separated from fat or vegetable oil. The vegetable oil or fat can be castor oil, rapeseed oil, soybean oil, peanut oil, corn oil or cottonseed oil, animal oils, waste scraps from the refinery of the above oils and used cooking oil. Sales of bio-diesel accounts for approximately 6% of our total revenues.

Bio-diesel contains no petroleum, but it can be blended at any level with petroleum diesel to create a bio-diesel blend. It can be used in compression-ignition (diesel) engines with little or no modifications. Bio-diesel has many benefits, including:

•       Excellent environmental performance;

•       Superior ignition;

•       Extensive use;

•       Compatibility with existing diesel engines;

•       Better lubrication to extend the life time of engines;

•       Safety;

•       From renewable energy sources; and

•       Climate flexibility.

Gas Station.

We own and operate a gas station located in Xi’an, Shaanxi Province where we sell our oil products to end users.

Manufacturing of Bio-diesel

In 2006, we built a 10,000 square-meter bio-diesel production facility with annual output capability of 100,000 tons. We commenced production at this facility in October 2007. The table set forth below shows the current and anticipated utilization rate and output of this facility for the periods shown. There are constraints on our ability to reach full capacity of 100,000 tons by the year ended 2008. As a result of bio-diesel production enterprises being regulated as chemical production businesses, products must be processed strictly in accordance with established work procedures. The production of bio-diesel is achieved through the effective performance of all equipment necessary for production. Initial production has required adjustments to equipment and a full debugging process. However, we believe that the estimated utilization rate of 50% by June 2008 and 100% by December 2008, is in line with utilization rates of other chemical production businesses over the same period.

Period	Utilization Ratio	Output (in thousand ton)
October 2007 to December 2007	30%	7.5
January 2008 to June 2008	50%	25
July 2008 to December 2008	100%	50
2009	100%	100

We plan to expand our bio-diesel production level by reaching an estimated utilization rate of 100% at our existing facility by the end of 2008 and construction of a new facility during the next two or three years.

Our Suppliers

Gasoline and Diesel Oil Products

We purchase more than 75% of our gasoline and diesel oil products from the following five suppliers:

•       Shaan Xi Yanchang Oil (Group) Company

•       Shaan Xi Railroad Oil Trading Company

•       Shaan Xi Oil and Chemical Industrial Company

•       China Oil and Chemical Company North-West Branch

•       Shaan Xi Baojiang Oil and Chemical Company

During the fiscal year ended December 31, 2007, based on cost, we purchased approximately 57.99% of our gasoline and diesel oil products from Shaan Xi Yanchang Oil (Group) Company. We have a long-standing relationship with Shaan Xi Yanchang Oil (Group) Company, which includes establishing supplying and purchasing stations with three oil refining factories that are owned by Shaan Xi Yanchang Oil (Group) Company. In Shaanxi Province, we are the only entity that has established supplying and purchasing stations with the Shaan Xi Yanchang Oil (Group) Company. While we depend on Shaan Xi Yanchang Oil Group for the majority of our supply needs, we believe that we can find alternative suppliers on comparable terms within a reasonable amount of time without any significant disruption in our operations.

Raw Materials for Bio-Diesel Production

We have access to diversified bio-diesel raw materials. Besides oil plants, we also could use waste oil and acidized oil as raw material for bio-diesel production.

We have signed raw material purchasing contracts with local associations such as the Forestry Bureau of Yongshou County, the Forest and Fruits Production Managing Station of Danfeng County, the Forestry Bureau of Ningqiang County and the Forestry Bureau of Liuba County, some of which are governmental entities. These associations organize local farmers to plant oil plants. The associations are then responsible for collecting the oil plant seeds and delivering them to our pre-processing factories. The purchasing contracts obligate the associations to first offer to sell the feedstock to us at the lowest rates. If the supply of feedstock is greater than our demands, they can then sell any remaining feedstock to other companies.

Shaanxi Province is the second largest cultivator of prickly ash, an oil plant, in China. Together, the local farmers in Shaanxi Province have planted approximately 2,460,000 acres of prickly ash, 850,000 acres of cornel and 150,000 acres of pistacia chinensis. Even though we could satisfy all of our current feedstock demands solely with prickly ash, we diversify our feedstock supply with other oil plants, waste oil and acified oil because the costs of these raw materials are lower than prickly ash. There is also significant acreage of wild oil plants that grow throughout Shaanxi Province. However, because the feedstock available from the local associations currently satisfies our supply demands, we do not rely on any supplies of wild oil plants for our production needs. Further, at our bio-diesel manufacturing facility, we have the ability to recycle approximately 48,000 tons of waste oil annually. In addition to manufacturing bio-diesel from oil plant seeds, the recycling of waste oil after rough processing permits us to manufacture an additional 43,200 tons of bio-diesel annually from the waste oil, based on a 90% oil extracting rate.

According to the Chamber of Forestry of Shaanxi Province, the government of Shaanxi Province plans to allow more than 20 million acres of forestlands to be used as farmland solely for the planting of oil plants. Approximately half of this acreage is already currently being used to plant oil crops. It takes approximately three to five years for such crops to grow to be harvested. We believe that the abundant supply of feedstock currently available in Shaanxi Province, along with government plans to convert forestlands to farmlands for the cultivation of oil plants, is sufficient for our current needs and will be sufficient for our expanded demands for raw material once we complete the expansion of our bio-diesel manufacturing facility.

We have established cooperation relationships with pre-processing factories, such as Hancheng City Golden Sun Prickly Ash Oil and Spicery Co.,Ltd. and Tongchuan City Hongguang Oil Processing Plant, for rough processing, which is the extraction of plant oil from oil plant seeds. We have acquired three oil extracting plants for pre-processing of feedstock. Currently we are in negotiations with several other target oil extracting plants.

We have set up Xi’an Waste Oil Disposition Center in cooperation with Xi’an Weiyang District Limin Environmental Chemical Plant and Xi’an Environment Protection Bureau and can recycle approximately 48,000 tons of waste oil annually. The recycling of waste oil after rough processing permits us to manufacture an additional 43,200 tons of bio-diesel annually from the waste oil, based on a 90% oil extracting rate. We have also established Huangbao Waste Oil Disposition Center near our bio-diesel facility which will become operational in May 2008. The production of recycled waste oil for use in our bio-diesel manufacturing will increase annually due to the establishment of these waste oil disposition centers.

Research and Development

As a result of long-term technology cooperation agreements with scientific institutions and universities, we own oil mixing and processing technologies, two utility model patents and three invention patents. In practice, we propose the subject matter to be researched and pursuant to these agreements we entrust our R&D partners to perform the research and analysis and provide advanced technology services. We have been researching technology that would enable us to extract linolenic acid from prickly ash seeds. The next step in this research is referred to as deep R&D where the focus is now on extracting a purer form of linolenic acid from prickly ash seeds. If successful, we believe that this technology could reduce the costs associated with producing bio-diesel by approximately 50%.

Competition; Competitive Advantages and Strategies

Oil Products

We estimate that we have approximately ten major competitors in Shaanxi Province in China that also produce and distribute oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., Shaanxi Dayun Petrochemical Material Co., Ltd. and Baoji Huahai Industry Corp. Based on the amount of oil products we purchase from Shaanxi Yan Chang Oil (Group) Co., Ltd., one of the largest oil suppliers in China, we rank third among our competitors and we maintain 30% of the market share in Shaanxi Province.  We are one of the few licensed oil product distributors in Shaanxi Province. In April 2004, we were granted a license to distribute finished oil products by the Ministry of Commerce of the People’s Republic of China. We are also one of 13 enterprises that were recognized as qualified enterprises operating in the fuel business in Shaanxi Province by the Shaanxi Province Government.

We believe we have the following advantages over our competitors in this market:

•
Oil Distribution License. Under Chinese Oil Products Market Managing Regulations, the distribution of bio-diesel is listed in the market management of finished oil. Only companies who obtain an Oil Distribution License are permitted to distribute bio-diesel. Because Baorun Industrial has an Oil Distribution License, we could distribute as well as manufacture the bio-diesel we produce while other bio-diesel manufacturers must distribute their product through other companies that have obtained Oil Distribution Licenses.

•
Decentralized Industry Risk. Our industry orientation is finished oil wholesaling and bio-diesel production and we have expanded into gas station operation. While we increase the production of bio-diesel, we are also working to expand the wholesale and retail distribution of finished oil. Our profit comes from oil distribution and bio-diesel production. We believe we are less sensitive than other bio-diesel producers to market demands, price fluctuation and introduction of new bio-diesel products due to the several-pronged nature of our operations.

•
Qualification. We have obtained a distribution license from the Ministry of Commerce for the distribution of heavy oil and finished oil products. The Ministry of Commerce has stringent requirements for entities that intend to distribute oil products and the governing authority conducts strict annual inspections of oil distributors. Currently, only ten enterprises in Shaanxi Province are licensed by the Ministry of Commerce to distribute finished oil, three of which also have finished oil and heavy oil distribution licenses.

•
Supply advantage. Shaanxi Yan Chang Oil (Group) Co., Ltd., one of the four largest qualified raw oil and gas exploration enterprises in China, is our largest oil supplier. We have established a stable long-term relationship with Shaanxi Yan Chang Oil (Group) Co., Ltd. and also have established supplying and purchasing stations with Yan’an Oil Refining Factory, Yongping Oil Refining Factory and Yulin Oil Refining Factory, all of which are oil refining factories that are owned by Shaanxi Yan Chang Oil (Group) Co., Ltd. In Shaanxi Province, we are the only entity that has established supplying and purchasing stations with the Shaanxi Yan Chang Oil (Group) Co., Ltd.

•	Advanced oil mixing technology. By applying our advanced proprietary oil mixing technology, the quality of our oil products has been greatly enhanced.

•
Special railway. We have the exclusive right to use three railway lines in Shaanxi Province to distribute our oil products. We are the only enterprise in Shaanxi Province that has the capability to distribute oil products to Yunnan Province, Guizhou Province and Sichuan Province directly and to other geographic areas in China.

•
Strong Storage Capability. Our oil depot storage capability reaches 37,000 cubic meters. Aside from the need for strong funding support for newcomers to this industry, new entrants must also have significant storage capacity to be able to compete, which is a great barrier to entry for new competitors.

•	Gas Station. We own and operate our own gas station where we are able to sell our oil products.

Bio-diesel Fuels

In the area of bio-diesel fuel production, we are not aware of the existence of any significant competitors in Shaanxi Province. However, we face competition from competitors in other geographic areas in China and foreign competitors, if such foreign competitors choose to export their bio-diesel to China.

We believe that we have the following advantages over our competitors in this market:

•
Lower Cost of Supply. We have a rich and stable source of feedstock for bio-diesel production, such as castor bean, Chinese pistache, Chinese prickly ash and Chinese pine. We are in partnership with local governments and farmers who have entered into contracts with us to first offer their feedstock to us at the lowest rates.

•	Advanced Technologies and Equipment. By employing our own proprietary processing technology and equipment, our processing efficiency is greatly enhanced resulting in reduced processing costs.

•
Higher Quality. While China has not yet set forth standards for bio-diesel products, we employ German and United States standards which are recognized as high quality and acceptable in our industry worldwide to develop and produce our bio-diesel products. In addition, we believe that we maintain high quality bio-diesel, as a result of, employing our proprietary technologies, research and development efforts in connection with several universities and institutions and high quality feedstock.

•
Manufacturing Capability.We estimate that the demand for bio-diesel in China will be 20,000,000 tons by the end of 2010. However, so far we and Gushan Environmental Energy are the only two companies in China with annual output over 100,000 tons. We plan to increase our bio-diesel production capacity through construction of a new facility over the next two or three years.

•
Lower Price. The cost of feedstock accounts for 75% of the total cost of the bio-diesel production. Due to our contractual relationships for feedstock supply with the local government and farmers and because we are one of the leading bio-diesel producers in Shaanxi Province, our supply costs are much lower than other competitors. Our reduced supply costs enable us to offer our products at a lower price compared to our competitors, which we believe will put us in a position ahead of our competitors for a larger share of the market.

•
High profitability. The biodiesel we produce can be sold to our clients directly and can also be mixed with petro diesel upon 5% to 10% ratio to be distributed to our clients. The current market price of diesel is 6,500 Yuan and the bio-diesel we produce can be sold at the price of 6,500 Yuan, but other biodiesel producers without an Oil Distribution License have to sell their bio-diesel at the price of 4,500 Yuan to companies with an Oil Distribution License (such as Petro China, Sinopec and Baorun Industrial ) who can then sell the bio-diesel to distributors or end users. Therefore, we have higher profitability than the other bio-diesel manufacturers without Oil Distribtuion Licenses.

•
Stable Distribution Channels. With many years operating experience, we have established stable sales networks. Bio-diesel and petro diesel share the same market. Our sales network reaches many provinces, such as Shaanxi, Henan, Hebei, Shandong, Shanxi, Hunan, Hubei, Jiangxi, Guizhou, Yunnan, Beijing, Shanghai, Fujian and Xinjiang. We can distribute our bio-diesel through our existing distribution channels to reduce the cost.

•
Strong Industrial Relationships. Since we have been engaged in the oil trade business for many years, we have established strong industrial relationships with our customers, which we believe provide significant opportunities for our bio-diesel business.

•
Excellent Research and Development Capabilities. We have kept long-term cooperative relationships with many top Chinese universities and institutions to engage in the research and development of new bio-diesel products including Tsinghua University, Xi’an Communication University, Xi’an Oil University, Northwest University of Forestry and Agriculture, Northwestern Chemical Research Institution and Luoyang Chemical Engineering Design Institute.

Growth Strategy

We currently have a number of initiatives in place to drive future growth.

•
Expanding bio-diesel fuel production capacity. In 2006, we built our 10,000 square-meter bio-diesel production facility with annual output capability of 100,000 tons, located in Tongchuan City, Shaanxi Province, which was put into production in October 2007. We plan to increase our bio-diesel production capacity through construction of a new facility.

•
Expanding distribution channels of oil products and bio-diesel. In February 2007, we acquired a gas station located in Xi’an, Shaanxi Province. We plan to acquire several gas stations in the Shaanxi Province over the next three years.

•
Importation of oil products. We are in the process of applying for a license from the government to engage in the importation of oil products from overseas. China’s growing economy has fueled the increased demand for oil products in China. In China, the government has been implementing guiding prices for oil products. As oil import tariffs fall lower and the globalization of oil trade increases, we believe that China’s oil trading companies will have more opportunities. When international oil prices are lower than China’s guiding price, those companies with importing licenses are able to purchase oil from overseas at relatively lower prices than in China, and are then able to increase their profits from sales. Additionally, as China’s oil market becomes more and more dependent on imports, we believe that an importing license would bring us more business opportunities and resources, and help enhance trading volume, build customer networks and increase our market share.

•	Enhancing proprietary technology. We plan to enhance our technology through innovation and research and development efforts.

•
Establishing more feedstock planting bases and a waste oil disposition center. We plan to set up eight feedstock planting bases in Ankang City and Hanzhong City in Shaanxi Province. Currently, we have established five raw material bases located in Danfeng, Ningqiang, Liuba, Tongchuan and Caotan Town, which includes Xi’an Weiyang District Limin Environmental Chemical Plant which became operational in October 2007.  The construction of Huangbao Waste Oil Disposition Center near our biodiesel facility has been finished and will become operational in May 2008. This waste oil disposition center can recycle approximately 24,000 tons of waste oil which can manufacture an additional 21,600 tons of bio-diesel annually, based on a 90% oil extracting rate.

•
Diversification of bio-diesel raw materials. Besides oil plants, we also could use waste oil and acidized oil as raw material for bio-diesel production. We have set up Xi’an Waste Oil Disposition Center in cooperation with Xi’an Weiyang District Limin Environmental Chemical Plant and Xi’an Environment Protection Bureau and can recycle approximately 48,000 tons of waste oil annually. The recycling of waste oil after rough processing permits us to manufacture an additional 43,200 tons of bio-diesel annually from the waste oil, based on a 90% oil extracting rate. We have also established Huangbao Waste Oil Disposition Center near our bio-diesel facility which will become operational in May 2008. The production of recycled waste oil for use in our bio-diesel manufacturing will increase annually due to the establishment of these waste oil disposition centers.

•
Acquisition of oil extracting plants. Currently, we have established cooperation relationships with each of Hancheng City Golden Sun Prickly Ash Oil and Spicery Co., Ltd. and Tongchuan City Hongguang oil processing plants for rough processing, which is the process to extract plant oil from oil plant seeds. We have acquired three oil extraction plants which are Shaanxi Xunyang Miaoping Oil Extraction Plants, Shaanxi Jingyang Sanqu Oil Processing Plant and Shaanxi Yulin Fuda Oil Processing Plant for rough processing. Currently we also have several other targeted oil extracting plants in negotiation for acquisition.

Sales and Marketing

We have developed a stable sales network for our products in a number of provinces and municipalities including Shaanxi, Henan, Hebei, Shandong, Shanxi, Hunan, Hubei, Jiangxi, Guizhou, Yunnan, Beijing, Shanghai, Fujian and Xinjiang. We now employ 16 full-time salespersons. As our business expands, we intend to further expand our sales network and develop more sales channels.

Intellectual Property

Our core technologies consist of: (i) know-how technologies to improve the quality of heavy oil and finished oil products and (ii) two utility model technologies and three inventions related to the bio-diesel production. We do not have patent protection for our know-how technology.

In September 2006, we filed the following five patent applications with the State Intellectual Property Office of the PRC (“SIPO”), all of which are related to our bio-diesel production and all of which were accepted by SIPO:

•
Application No. 200610152506.X for a new composite catalyst for preparing bio-diesel. On November 17, 2006, Baorun Industrial received preliminary invention patent approval from SIPO for its proprietary bio-diesel compound activator.

•	Application No. 200610152507.4 for a new technology for processing bio-diesel with catalyst or splitting decomposition in liquid or gas face.

•	Application No. 200610152508.9 for a bio-diesel processing technique.

•	Application No. 200620137855.X for a new reaction vessel for preparing bio-diesel and composite diesel.

•	Application No. 200620137854.5 for new reaction equipment for preparing bio-diesel.

We have patent protection on each of our patents for a period of five years. The renewal process only requires us to re-apply for such protection. There is little to no risk of revocation of such protection by the SIPO.

In addition, we own the rights to technologies developed jointly with various scientific institutions and research centers. We developed technologies for the production of bio-diesel jointly with the Xi’an Petroleum University and Northwest University of Forestry and Agriculture. We developed our proprietary technology for the production of bio-diesel jointly with the Beijing Qing Da Ke Ma Technology Co., Ltd. and ownership of the resultant technology was transferred to us by a contract dated September 4, 2006. We own the right to the oil mixing technology developed by Xi’an Petroleum University by a contract dated December 18, 2005.

Customers

Our primary target customers are oil product trading companies in China (i.e., sales subsidiaries of Sinopec and PetroChina) and terminal users (i.e., gas stations, electric power companies and shipping companies).

We currently sell our oil products to regional distributors in China that supply retail service stations and directly to end users through our retail service gas station. Twenty percent of the bio-diesel we produced was mixed with petro-diesel and was sold to oil distributors. Eighty percent of the bio-diesel we produced was sold to the Tongchuan Huaneng Power Plant and Weihe Power Plant. We do not believe that our sales are affected by seasonality.

We have adopted different means for payment based upon the financial principles and customs of our respective clients. For example, we have entered into agreements with PetroChina, Sinopec, Tongchuan Huaneng Power Plant and other state-owned enterprises whereby we deliver products to agreed upon locations and these customers agree to pay us after delivery of a certain quantity of product. However, our customers that own and operate private gas stations, for example, typically pay 10% to 15% of the total purchase price of the products to be delivered in advance, and when delivery takes place, they pay the remaining amounts owed.

As of the fiscal year ended December 31, 2007, the following chart reflects our top five customers ranked by the dollar amount sold to each customer:

Name of Customer	Sales for the Period by Customer	% of Sales for the Period

Guizhou Nengfa Power Fuel Corporation	$4,289,742	4.52%

Huaneng International Power Development Corporation	$4,248,182	4.48%

Chuan Yu Branch of China Petroleum & Chemical Sales Corporation	$3,081,952	3.25%

Langfang Branch of Beijing Huayou Petroleum Corporation	$2,832,086	2.98%

Jinao (Hubei) Science and Technology Chemical Industry Co., Ltd.	$2,329,282	2.45%

Total Top Five Customers	$16,781,244	17.68%

Total Company Results (Approximate)	$94,921,464	100%

Governmental Regulation

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste dust and other environmental waste materials. Fines may be levied against producers who cause pollution. Currently we do not anticipate any material capital expenditures for environmental compliance for the rest of 2008, unless required by the government during the course of its annual inspections.

In accordance with the requirement of the environmental protection laws of the PRC, we have installed the necessary environmental protection equipment, adopted advance environmental protection technologies, established responsibility systems for environmental protection and reported to and registered with the relevant local environmental protection department. We believe that we have complied with such relevant environmental laws and have never paid a fee for excessive discharge pollutants.

Under PRC dangerous chemical laws and regulations, all dangerous chemical manufacturing facilities are required to obtain a Safe Production Permit. We obtained such permit in April 2007. The permit is valid for a period of three years and is renewable for additional periods of three years. In order to renew the Safe Production Permit, the subject facility must not have had any fatal accidents and must pass periodic inspections by local work safety administration authorities during the three year period.

In addition, our business is in an industry that is subject to PRC finished oil products laws and regulations. These laws and regulations require enterprises engaged in the wholesaling of finished oil products, including gasoline, diesel and bio-diesel, to obtain a Wholesaling Business License. We have obtained such license. Pursuant to the Administrative Measures on the Finished Oil Market promulgated by the Ministry of Commerce of the PRC in 2006, the provincial level government authority conducts annual inspections of the enterprises which have acquired a Finished Oil Wholesale Business License and submits the inspection results to the Ministry of Commerce. If we pass the annual inspection, the Wholesaling Business License will continue to be valid and we can continue to conduct our current business. The enterprises which fail the annual inspection have the opportunity to cure such violations in a limited period of time; otherwise, the approval authority will revoke the Finished Oil Wholesale Business License. For the annual inspection, the governmental authority reviews the following items: (i) the execution and performance of the finished oil supply agreements; (ii) the operation results for the previous year; (iii) whether the finished oil distributor and the basic facilities comply with the technical requirements of the Administrative Measures on the Finished Oil Market; and (iv) finished oil quality, quantity, fire protection, safe production and environmental protection. However, there are no provisions regarding renewal set forth in the Administrative Measures.

With respect to environmental issues that may impact the construction of our bio-diesel factory, we have complied with the necessary procedures to commence construction. The governmental authorities reviewed the environmental impact report prepared by a professional institution that we engaged prior to the commencement of construction. After the construction was finished, we obtained environmental approvals from the government authorities in January 2008.

We anticipate that the PRC government will release an official standard for bio-diesel fuels in the near future. We will seek to qualify our products for the bio-diesel standard when it is released. We believe that our products are well positioned to qualify due to our early production of bio-diesel as well as our longstanding history of being in operation since 1999, among other things.

Employees

We have 73 employees. We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information called for by Item 1A of Form 10-K.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

The following table summarizes the location of real property we own or lease.

Address	Leased/Owned
2-20702, Dongxin City Garden, Xi’an, Shaanxi, China	Owned

Suite 1105, Floor 11, Building One, Dongxin Century Square, Xi’an, Shaanxi Province, China	Owned

Suite 1305, Floor 11, Building One, Da Hua Garden, Xi’an, Shaanxi Province, China	Owned

Suite 1105, Floor 11, Building One, Da Hua Garden, Xi’an, Shaanxi Province, China	Owned

Suite B-901, Zhong Fu New Village Plaza, Xi’an, Shaanxi Province, China	Owned

Space within the Northwest Fire-resistant Materials Factory, Tongchuan, Shaanxi Province, China	Leased

Suite 10719 and 10720, Dongxin Century Square, Xi’an, Shaanxi Province, China	Owned

We entered into a lease agreement with Northwest Fire-resistant Materials Factory in April 2006 whereby we were granted a use right to a piece of land located in Tongchuan City, Shaanxi Province for building our bio-diesel production base. We pay rent of 150,000 RMB annually which is paid in three installments for each year during the term of the lease agreement. This agreement has a term of ten years commencing in July 2007 and ending in June 2016. We believe our facilities are suitable and adequate for our current needs. We have completed construction of a bio-diesel production facility with an annual output capability of 100,000 tons. We plan to increase our bio-diesel production capacity through the construction of a new facility over the next two or three years.

Item 3.	Legal Proceedings.

In the normal course of business, we may be subject to claims and litigation. We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the OTC Bulletin Board under the symbol “CBEH.” The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported for the prior two fiscal years. The quotations set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:	High	Low

Fiscal Year 2006
First Quarter	0.30	0.20
Second Quarter	0.25	0.25
Third Quarter	0.25	0.07
Fourth Quarter	0.15	0.07

Fiscal Year 2007
First Quarter	9.00	3.90
Second Quarter	6.00	3.00
Third Quarter	5.00	1.01
Fourth Quarter	5.50	1.65

Fiscal Year 2008
First Quarter (through March 20, 2008)	5.50	4.00

Holders of Record

As of March 20, 2008, there were 155 holders of record of our common stock.

Unregistered Sales of Equity Securities

Information regarding unregistered sales of equity securities during the period covered by this report were previously reported in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of our business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$0	5,840,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	__	__	5,840,000

Our 2003 Equity Incentive Program (the “Plan”) provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards (the “Awards”). Certain Awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code (the “Code”). Other Awards granted under the Plan are not intended to qualify as incentive stock options under the Code. The Plan was approved by our stockholders on August 11, 2003.  The shares of common stock underlying Awards that can be granted under our Plan were registered on a Form S-8 with the Securities and Exchange Commission on November 24, 2003.

The total number of shares of our common stock that may be issued under the Plan may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants. The total number of shares may be increased annually based upon the total number of common stock outstanding in subsequent years. We currently have no Awards issued under the Plan.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Forward Looking Statements

This annual report on Form 10-K, and in particular this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance mentioned in forward-looking statements involve risks and uncertainties. Actual events or our actual future results could differ materially from those projected or assumed in such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Company Overview

We are engaged in the development, exploration, production and distribution of bio-diesel and wholesale distribution and processing of heavy oil and finished oil products through certain contractual agreements between our wholly owned indirect subsidiary Redsky Industrial and Baorun Industrial. Redsky Industrial, a registered WFOE in the People’s Republic of China, is a subsidiary of Baorun Group, our direct wholly owned subsidiary.

Basis of Presentations

Our financial statements are prepared in accordance with GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at December 31, 2007. The bad debt allowance of December 31, 2006 was $28,930.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Plants and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Building	20 years

Vehicle	5 years

Office Equipment	5 years

Production Equipment	5 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received prior to meeting all relevant criteria for revenue recognition are recorded as unearned revenue.

Foreign Currency Translation

Our functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Income Tax Recognition

We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109.” SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Baorun Industrial has obtained income tax abatements for the years ended December 31, 2004 through 2010, due to the fact that it uses waste gas, water and residue in the production of its products. We believe that this abatement is in effect for all periods presented. Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Tax abatements are one of the many methods used to promote such business development. If the abatement should be rescinded for future periods, Baorun Industrial would be subjected to tax liabilities. Had the abatement for income taxes not been effect for Baorun Industrial, we estimate that the pro forma financial impact would be as follows:

	Year ended December 31,
	2007	2006	2005
	(pro forma)	(pro forma)	(pro forma)
Net Income before income taxes	$8,579,565	$5,343,579	$4,141,087
Tax provision	(2,831,256)	(1,763,381)	(1,366,559)
Net income	$5,748,309	$3,580,198	$2,774,528

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

Year Ended December 31,
	2007		2006		2005
	$	% of Sales	$	% of Sales	$	% of Sales
Sales	87,104,187		54,427,820		29,217,184
Cost of Sales	(77,006,690)	88%	(48,666,440)	89%	(24,843,313)	85%
Gross Profit	10,097,497	12%	5,761,380	11%	4,373,871	15%
General & Administrative Expenses	(1,686,760)	2%	(356,392)	1%	(216,362)	1%
Income from Operation	8,410,737	10%	5,404,988	10%	4,157,509	14%
Other Income (expenses), net	168,828	0%	(61,409)	0%	(16,422)	0%
Net Income	8,579,565	10%	5,343,579	10%	4,141,087	14%

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

Net sales. Net sales for 2007 were approximately $87.10 million compared to net sales in 2006 of approximately $54.43 million, an increase in revenues of $32.67 million, or 60%. The increase was due to expansion of our business in 2007 through the opening of two new representative offices which added five additional provinces in China to our territorial sales coverage and increased our direct sales between our vendors and customers. In addition, we started production of our new Bio diesel product line in October 2007, as a result of which, direct sales of bio diesel increased by $4,401,061. We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales people, increasing our sales channels and improving the quality of our products.

Cost of sales. Cost of sales for 2007 were approximately $77.00 million compared to cost of sales in 2006 of approximately $48.67 million, an increase of $28.33 million, or 57%. The increase in cost of sales was attributable to the increase of production and sales activities in 2007. Cost of sales as a percentage of sales was approximately 88% for 2007 and 89% for 2006, respectively. We believe that our cost of sales as a percentage of net sales will decrease slightly  as we will improve the efficiency of our manufacturing facility.

Gross profit. Gross profit was approximately $10.10 million for 2007 as compared to approximately $5.76 million for 2006, representing gross margins of approximately 12% and 11% for 2007 and 2006, respectively. During 2007, both the gross profit for diesel and heavy oil increased slightly while the gross profit for gasoline decreased slightly due to the increased price of crude oil. The slight increase in our gross profits for diesel and heavy oil was mainly due to the increase of production and sales activities in 2007, increased selling price for heavy oil and decreased cost for producing bio diesel.

General and administrative expenses. General and administrative expenses increased $1.33 million from 2006, of which $1.11 million was associated with our reverse merger and financing in 2007. The major expenses related to the reverse merger and financing included U.S. and Chinese legal counsel expenses, auditing expenses, consulting expenses, and due diligence expenses.

Net income. Our net income for the year ended December 31, 2007 was $8,579,565 as compared to $5,343,579 for the year ended December 31, 2006, an increase of $3,235,986 or 61%. This increase was due to the benefit of the economies of scale resulting from the growth in revenue and corresponding efficiencies in manufacturing operations. Our management believes that net income continue to increase as we will continue to offer better quality products, improve our manufacturing efficiency and control our expenses.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Net sales. Net sales for 2006 were approximately $54.43 million compared to our net sales of 2005 of approximately $29.22 million, an increase in revenues of $25,210,636, or 86%. The 400% increase in our gasoline sales in 2006 was primarily due to the increase of our customers as a result of the opening of our new branch office serving both our wholesale and retail operations. In addition, this increase was also due to the commencement of diesel sales in that year.

Cost of sales. Cost of sales for 2006 were approximately $48.67 million compared to cost of sales in 2005 of approximately $24.84 million, an increase of $23,823,127, or 96%. The increase in cost of sales is attributable to the increase of sales activities and the purchase price of heavy oil. Cost of sales as a percentage of sales was approximately 89% for 2006 and was 85% for 2005.

Gross profit. Gross profit was approximately $5.76 million for 2006 as compared to approximately $4.37 million for 2005, representing gross margins of approximately 11% and 15% for 2006 and 2005, respectively. The decrease in our gross profit margin in 2006 was mainly due to the rising cost of heavy oil.

Operating expenses. Operating expenses consisted of general and administrative expenses totaled $356,392 for 2006 as compared to $216,362 for 2005, an increase of $140,030 or 65%. General administration expenses include salary, office rent, traveling, vehicle maintenance, utility, stamp duties and fixed assets depreciations. Operating expenses as a percentage of sales was approximately 1% for both years.

Net income. Our net income for the year ended December 31, 2006 was $5,343,579 as compared to $4,141,087 for the year ended December 31, 2005, an increase of $1,202,492 or 29%. Net income increased due to the diversification of our product lines and effective cost reduction.

Liquidity and Capital Resources

As of December 31, 2007 and 2006, we had cash and cash equivalents of approximately $1.4 million and $631,443, respectively. At December 31, 2007, other current assets were approximately $34.1 million and current liabilities were approximately $5.48 million, as compared to other current assets of approximately $18.46 million and current liabilities of approximately $6.01 million at December 31, 2006. Working capital equaled approximately $30 million at December 31, 2007, compared to $13.1 million at December 31, 2006, an increase of 130%. The ratio of current assets to current liabilities was 6-to-1 at the year ended December 31, 2007, compared to 3-to-1 at the year ended December 31, 2006. The increase in working capital in 2007 compared to 2006 was primarily due to the consummation of a $10 million equity financing in 2007 and increased sales during 2007. The increase in the current ratio in 2007 compared to 2006 was primarily related to increases in advances to suppliers and increases in inventory levels with concurrent decreases in accounts payable and notes payable.

We believe we have sufficient cash to continue our current business through the end of 2008 due to expected increased sales revenue and net income from operations. We intend to expand our current operations through (i) our completed acquisition of three oil extraction plants; (ii) expansion of our 100,000 ton bio-diesel manufacturing facility; and (iii) the acquisition of several additional gas stations over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof. Failure to obtain such financing could have a material adverse effect on our business expansion.

Our future capital requirements will depend on a number of factors, including:

•	the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments;
•	our ability to maintain our existing and establish new collaborative relationships; and
•	the development of commercialization activities and arrangements.

We do not anticipate any additional material research and development expenses during the next 12 months.

We do not believe that inflation had a significant negative impact on our results of operations during the year ended December 31, 2007.

The following is a summary of cash provided by or used in each of the indicated types of activities during year ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Cash provided by (used in):
Operating Activities	$(5,108,303)	$20,548	$(221,444)
Investing Activities	(7,009,173)	(891,284)	(19,659)
Financing Activities	13,048,697	881,399	(19,799)

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

Net cash flow used in operating activities was $5,108,303 in 2007, as compared to net cash flow provided by operating activities of $20,548 in 2006. The increase in net cash flow used in operating activities in 2007 was mainly due to the increase of the amount of prepayment for the purchasing of oil products and increased inventory level. The oil industry is a seller’s market. If we control the oil supplies, we will be a market maker in the region. According to the current trade practices of the oil industry, no credit terms are allowed and cash on delivery or advance payment is customary. As a result, we put more of our funding to our suppliers as advance payments. We have to secure the oil resources for our 2008 operations. In addition, the recent construction of our new bio diesel manufacturing facility has been in operation since October 2007. We purchased supply items and inventory for this facility for an aggregate amount of $1,110,000.

Net cash flow used in investing activities was $7,009,173 for 2007, as compared to net cash flow used in investing activities of $891,284 in 2006. The increase of net cash flow used in investing activities in 2007 was mainly due to the construction of the new bio diesel manufacturing facility for an aggregate cost of $8,773,000.

Net cash flow provided by in financing activities was $13,048,697 in 2007 as compared to net cash provided by financing activities of $881,399 for 2006. The increase of net cash flow provided by financing activities in 2007 was mainly due to issuance of our preferred stock for $10 million in cash.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Net cash flow provided by operating activities was $20,548 in 2006, compared to net cash flow used in operating activities of $221,444 in 2005. This increase in net cash flow provided by operating activities in 2006 was mainly due to decreases in advances to suppliers, increased accounts payable and advances from customers in 2006 compared with 2005.

Net cash flow used in investing activities was $891,284 for 2006, as compared to net cash used in investing activities of $19,659 in 2005. The increase of net cash flow used in investing activities in 2006 was mainly due to the start of the construction of the new bio diesel manufacturing facility.

Net cash flow provided by financing activities was $881,399 in 2006 as compared to net cash used in financing activities of $19,799 in 2005. The increase of net cash flow provided by financing activities in fiscal 2006 was mainly from a bank loan.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

Short-term loan

At December 31, 2007, we are obligated under a short-term loan from a commercial bank in the PRC for the amount of $1,370,877 (RMB10,000,000). This loan was entered into on August 31, 2007 and matures on August 30, 2008. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.073% per annum. The loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. We paid them the guarantee fee of 2% of the loan principal, and pledged our diesel equipment as collateral for their guarantee.

Long-term liabilities

Our long-term liabilities reflect loans payable for the acquisition of three automobiles. One automobile was purchased for the approximate amount of $180,000 in September 2006 with a three-year loan of $100,000 at an interest rate of 6.3% per annum. The other two automobiles were purchased in February 2007 for $43,000 and $29,000, respectively. The loan amounts for these two automobiles were $25,000 and $20,000, respectively. Each of these loans has a two-year term with an interest rate of 7.56% per annum. At December 31, 2007, the remaining loan balances for three automobiles were $70,325, $17,229 and $13,388, respectively, of which, $67,287 has been reclassified to current portion of the liabilities that are payable within one year.

Operating leases

As of December 31, 2007, we have three lease agreements for oil storage facilities. The first lease agreement, expiring on June 30, 2008, is a renewable long-term operating lease agreement. The other two lease agreements expiring on December 31, 2008, are short-term renewable agreements. The aggregate payments remaining under these three lease agreements equal $150,000.

During 2007, we leased one gas station for operation under a long-term operating lease agreement expiring on December 31, 2027. Total rent payments paid during the year ended December 31, 2007, were $20,000. Total rent payments due during 2008 will equal an aggregate of $20,000.

All of our lease agreements are non-cancelable.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests” - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by Item 7A of Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 27, 2007, we dismissed Thomas W. Klash, C.P.A. (“Klash”) as our principal independent accountant. Klash’s report on our financial statements for the fiscal years ended December 31, 2005 and 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from January 1, 2005 through the date of Klash’s dismissal, there were no disagreements with Klash on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Klash, would have caused Klash to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period from January 1, 2005 through December 31, 2006 or through the date of this report.

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the chief accounting officer concluded that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Despite the foregoing evaluation, we are unaware of any compromised effectiveness in our reporting obligations.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding.

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal controls. Other than as mentioned above, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief accounting officer.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

At the year ended December 31, 2007, and as of the date hereof our directors and executive officers are as follows:

Name	Age	Position
Gao Xincheng	44	Chairman of the Board of Directors, Chief Executive Officer and President

Li Gaihong	30	Chief Financial Officer, Treasurer and Director

Chen Jun	35	Chief Operating Officer

Gao Xincheng, Chairman, Chief Executive Officer and President. Mr. Gao has served as our Chairman, Chief Executive Officer and President since October 23, 2007. Mr. Gao has extensive experience in the research and marketing of oil products. In November 1999, Mr. Gao founded Baorun Industrial to manufacture and sell finished oil products and bio-diesel. Mr. Gao has served as Chief Executive Officer of Baorun Industrial since its inception in 1999 and continues to serve in such position. Mr. Gao received a B.S. in Mechanical Engineering from Xi’an University of Technology in 1985 and an E.M.B.A. from Xi’an Jiaotong University in 2004.

Li Gaihong, Chief Financial Officer, Treasurer and Director. Ms. Li has served as our Chief Financial Officer, Secretary and Treasurer since October 23, 2007, and has served as a member of our Board of Directors since December 9, 2007. Prior to that time, Ms. Li served as Chief Financial Officer of Baorun Industrial since September 2005, and continues to serve in such position. From August 2000 until Ms. Li joined Baorun Industrial in September 2005, Ms. Li served as Chief Financial Officer of Xi’an Dongfang Oil Group Co., Ltd., which is located in China and is engaged in the business of oil production. Ms. Li obtained a B.S. in Accounting from Xi’an Northwest University in 1997, and is currently studying to obtain an E.M.B.A. degree in Business Administration from Xi’an Jiaotong University.

Chen Jun, Chief Operating Officer. Mr. Chen has served as our Chief Operating Officer since October 23, 2007. Prior to that time, Mr. Chen served as Chief Operating Officer of Baorun Industrial since February 2005, and continues to serve in such position. As Chief Operating Officer of Baorun Industrial, Mr. Chen established the current sales system of the finished oil products and helped Baorun Industrial transform from the sale of fuel oil to finished oil products. From February 2000 to February 2005, Mr. Chen served as Manager of Sinopec Hubei.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

No director or executive officer is related to any other director or executive officer by blood or marriage.

Compliance with Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission or written representations from certain reporting persons, we believe that during fiscal year 2007, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Exchange Act.

Director Independence

We do not currently have any independent directors serving on our board of directors.

Board Committees

We are currently listed on the OTC Bulletin Board and are not required to have an audit committee, nominating committee or a compensation committee. Our board of directors currently performs the functions that would be delegated to the audit committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 28, 2008. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics is included as Exhibit 14 to this report. A printed copy of the Code of Ethics may also be obtained free of charge by writing to China Bio Energy Holding Group Co., Ltd., Dongxin Century Square, 7th Floor, Hi-Tech Development District, Xi’an, Shaanxi Province, PRC 710043.

Item 11.	Executive Compensation.

Summary Compensation Table

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007, 2006 and 2005, to the identified persons (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Gao Xincheng (1)	2007	8,500	1,500	-	10,000
Chairman, President, and Chief Executive Officer
	2006	7,700	1,000	-	8,700

	2005	7,500	800	-	8,300

Li Gaihong (1)	2007	4,000	1,200	-	5,200
Chief Financial Officer, Treasurer and Director
	2006	3,000	900	-	3,900

	2005	2,800	700	-	3,500

John Vogel (2)	2007	-0-	-0-	-	-0-
Chief Executive Officer and President
	2006	-0-	-0-	-	-0-

	2005	N/A	N/A	N/A	N/A

(1) Reflects compensation received by our named executive officers in their capacities as executive officers of Baorun Industrial.

(2) No amounts are reported for Mr. Vogel for the fiscal year ended December 31, 2005, as Mr. Vogel was not an executive officer of our company during that time. Mr. Vogel resigned as our Chief Executive Officer and President on October 23, 2007.

During each of the last three fiscal years, none of our other officers had salary and bonus greater than $100,000. Our executive officers will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Contracts and Termination of Employment, and Change-In-Control

Baorun Industrial entered into an employment agreement with Mr. Gao Xincheng to employ him as its Chairman effective as of October 23, 2007. The current term of the agreement expires on October 22, 2010, and may be renewed for an additional term expiring on October 22, 2013. Mr. Gao is entitled to a base monthly salary in an amount of $800. Baorun Industrial also pays premiums for Mr. Gao for pension, unemployment, medical insurance and other social insurance coverages in accordance with relevant PRC laws and regulations. Baorun Industrial has a right to adjust the salary and welfare benefits of Mr. Gao appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Mr. Gao also executed a confidentiality and non-competition agreement.

Baorun Industrial entered into an employment agreement with Ms. Li Gaihong to employ her as its Chief Financial Officer, effective as of October 23, 2007. The current term of the agreement expires on October 22, 2010, and may be renewed for an additional term expiring on October 22, 2013. Ms. Li receives a base monthly salary in an amount of $500. Baorun Industrial also pays premiums for Ms. Li for pension, unemployment, medical insurance and other social insurance coverages in accordance with relevant PRC laws and regulations. Baorun Industrial has a right to adjust the salary and welfare benefits of Ms. Li appropriately based on her capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Ms. Li also executed a confidentiality and non-competition agreement.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercise and Stock Vested

None.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation Of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors. Our directors may participate in any future incentive compensation program, but currently no such incentive compensation programs are in place.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 20, 2008 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 20, 2008, we had 25,454,545 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with Securities and Exchange Commission rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is Dongxin Century Square 7F, Xi’an Hi-tech Development District, Xi’an, China.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 20, 2008, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Redsky Group Limited (1)	22,454,545	88.21%

Princeton Capital Group (2)	1,500,000	5.89%

Gao Xincheng	—	—

Li Gaihong	—	—

Chen Jun	—	—

John Vogel (3)	—	—

All Directors, Executive Officers and Director Nominees, as a group	—	—

* Less than one percent.

(1) The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands.

(2) The business address of Princeton Capital Group is 6 Market Street, Suite 920, Plainsboro, NJ 08536.

(3) John Vogel resigned as our Chief Executive Officer and President on October 23, 2007.

There were no agreements in place for payments to any officers in the event of a change-in-control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In 2005, Baorun Industrial entered into an agreement with Shaanxi Baohui Industrial Development Co. Ltd. (“Baohui”) for the purchase of oil and sale of supplies. Baohui is owned 40% by Ms. Gao Huiling, who owns 20.86% of Baorun Industrial.

On occasion, we satisfy the payment of our accounts payable through the issuance of notes payable with certain vendors. These notes are issued by our bank. These notes are usually of a short-term nature, approximately three to six months in length. They do not bear interest and are paid by our bank to the vendors upon presentation to our bank on the date of maturity. Total notes payable to related parties as of December 31, 2007 and December 31, 2006 were approximately $0 and $1,282,000, respectively.

In order to facilitate the issuance of these trade notes, the bank typically requires us to maintain 50% of the value of the trade note in a restricted cash account. In the event of insufficient funds to repay these notes, our bank can proceed with bankruptcy proceedings in the PRC against us. On December 21, 2006 we drew 10,000,000 RMB, or approximately $1,282,000, to Baohui under a six month trade note arrangement. We had 5,000,000 RMB, or approximately $641,000, deposited with the commercial bank classified as restricted cash. This bank trade note facility was secured by ShanXi Ming Xi Tang Da Information Technological Limited Liability Company, an unrelated party, for amounts not covered by the restricted cash account.

As of December 31, 2006, we had receivables due from Baohui amounting to $315,497. This amount was generated from the business between us and Baohui for the purchase of oil from our suppliers, which was then resold to us. Total sales to Baohui for the year ended December 31, 2006 was $644,005.

As of December 31, 2005 we were obligated for various trade notes to Baohui, totaling 8,000,000 RMB, or approximately $991,000. Under these six month trade note arrangements, we deposited 7,000,000 RMB, or approximately $867,000, with a commercial bank classified as restricted cash. These trade notes to Baohui were repaid in January 2006.

Review, Approval or Ratification of Transactions with Related Parties

The transactions with related parties described above by Baorun Industrial were entered into prior to the consummation of the Share Exchange. Baorun Industrial did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described. As a public company we have implemented policies and procedures to review and approve future related party transactions.

We believe that all transactions with related parties were on terms no less favorable than could have been obtained from third parties.

Promoters and Certain Control Persons

On October 23, 2007, we entered into a Share Exchange Agreement, with Baorun Group, Redsky Group Limited, a British Virgin Islands company, Princeton Capital Group LLP, a New Jersey limited liability partnership, Castle Bison, Inc. and Stallion Ventures, LLC. Together, Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred to us all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of our common stock to Redsky Group and 1,500,000 shares of our common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became our wholly owned subsidiary and Redsky and Princeton Capital Group acquired an aggregate of approximately 94.11% of our outstanding common stock.

Our only “promoter” (within the meaning of Rule 405 under the Securities Act of 1933, as amended), or person who took the initiative in the formation of our business or in connection with the formation of our business received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years has been Redsky Group. As disclosed elsewhere, in connection with the share exchange, Redsky Group, the majority shareholder of Baorun Group, received 22,454,545 shares of our common stock representing approximately 88.12% of our issued and outstanding shares. Mr. Gao and Ms. Meiyi Xia serve on the board of directors of Redsky Group and Ms. Xia is the sole shareholder of Redsky Group.

Currently we do not have any independent directors.

Item 14.	Principal Accountant Fees and Services.

Our principal independents accountants and predecessor independent accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2007, and, 2006, was Sherb & Co., LLP and Thomas W. Klash, CPA. The following table shows the fees paid or accrued by us to Sherb & Co., LLP and Thomas W. Klash, CPA during the periods indicated.

	2007	2006
Audit Fees	$68,803	$152,721
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings. Audit-Related Fees relate to professional services rendered in connection with accounting consultations relating to Securities and Exchange Commission reviews on filings. Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance and planning, tax audit defense and mergers and acquisitions.

Pre-Approval of Services.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15.	Exhibits.

(a)   1.        Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2.    Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)          Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14+	Power of Attorney of Gao Xincheng.

10.15+	Power of Attorney of Gao Huiling.

10.16+	Power of Attorney of Liu Yunlong.

10.17+	Nominee Letter between Redsky China and Gao Xincheng.

10.18+	Nominee Letter between Redsky China and Gao Huiling.

10.19+	Nominee Letter between Redsky China and Liu Yunlong.

10.20+	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007.

10.21+	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007.

10.22+	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007.

10.23+	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008.

10.24+	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007.

10.25+	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007.

10.26+	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007.

10.27+	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006.

10.28+	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006.

10.29+	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005.

14+	Code of Business Conduct and Ethics.

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.
(1) Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2) Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3) Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4) Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5) Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6) Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7) Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.

1900 NW Corporate Blvd., Suite East 210 Boca Raton, FL 33431 Tel: 561.886.4200 Fax: 561.886.3330 e-mail. info@sherbcpa.com Offices in New York and Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
China Bio Energy Holding Group Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Bio Energy Holding Group Co., Ltd. and its Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bio Energy Holding Group Co., Ltd. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 21, 2008

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND ITS SUBSIDIARIES CONSOLIDATED BALANCE SHEET

	As of December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,382,371	$631,443
Restricted cash	200,000	641,433
Accounts receivable	288,589	5,745,362
Other receivables	1,548,681	159,857
Prepaid expenses	2,896,493	-
Advance to suppliers	16,546,506	4,276,233
Inventory	12,082,962	7,303,981
Advance to shareholders	-	22,054
Due from related party	593,696	315,497

Total current assets	35,539,298	19,095,860

CONSTRUCTION IN PROGRESS	-	515,742

PROPERTY AND EQUIPMENT, net	8,166,250	704,871

TOTAL ASSETS	$43,705,548	$20,316,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$179,617	$2,267,116
Advance from customers	499,908	381,809
Taxes payable	125,015	744,666
Other payables	3,165,677	282,638
Accrued expenses	67,875	-
Notes payable - trade / related party	-	1,282,052
Loan payable	1,370,877	1,019,231
Long term notes payable - current portion	67,287	36,670

Total current liabilities	5,476,256	6,014,182

LONG TERM LIABILITIES	33,655	61,862

Total liabilities	5,509,911	6,076,044

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized shares 1,000,000; issued and outstanding 1,000,000 shares	1,000	-
Common stock, $0.0001 par value; authorized shares 80,000,000; issued and outstanding 25,454,545 shares and 23,954,545 as of December 31, 2007 and 2006, respectively	2,545	2,395
Paid-in capital	19,611,938	2,533,837
Statutory reserve	2,051,030	1,110,374
Accumulated other comprehensive income	2,319,732	624,806
Retained earnings	14,209,392	9,969,017

Total stockholders’ equity	38,195,637	14,240,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,705,548	$20,316,473

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND ITS SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2007	2006	2005
Net sales	$87,104,187	$54,427,820	$29,217,184

Cost of goods sold	77,006,690	48,666,440	24,843,313

Gross profit	10,097,497	5,761,380	4,373,871

General and administrative expenses	1,686,760	356,392	216,362

Income from operations	8,410,737	5,404,988	4,157,509

Non-operating income(expenses)
Interest income(expenses)	(142,442)	(86,254)	(16,422)
Other income	328,264	24,845	-
Financial expenses	(16,994)	-	-

Total non-operating income(expenses)	168,828	(61,409)	(16,422)

Net income	8,579,565	5,343,579	4,141,087

Other comprehensive item
Foreign currency translation	1,694,926	464,099	128,667

Comprehensive Income	$10,274,491	$5,807,678	$4,269,754

Net income	8,579,565	5,343,579	4,141,087

Deemed dividend to preferred stockholders	3,398,534	-	-

Net income available to common stockholders	$5,181,031	$5,343,579	$4,141,087

Basic and diluted weighted average shares outstanding
Basic	24,238,107	23,954,545	23,954,545
Diluted	25,145,122	23,954,545	23,954,545

Basic and diluted net earnings per share
Basic	$0.21	$0.22	$0.17
Diluted	$0.21	$0.22	$0.17

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For The Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,579,565	$5,343,579	$4,141,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	228,833	104,443	65,861
Bad debt expenses	-	28,930	-
(Increase) decrease in current assets:
Accounts receivable	5,644,946	(3,607,785)	734,378
Other receivable and prepaid expenses	(4,099,356)	(143,252)	299,071
Advance to suppliers	(11,484,067)	(1,826,306)	(4,129,702)
Inventory	(4,098,099)	(1,791,200)	(460,985)
Due from related party	(245,852)	(37,756)	(528,426)
Increase (decrease) in current liabilities:
Accounts payable	(1,889,778)	1,226,872	1,040,244
Advance from customers	87,896	(83,033)	(1,456,698)
Taxes payable	(643,780)	752,253	(56,980)
Other payables and accrued expenses	2,811,389	53,803	130,706

Net cash provided by (used in) operating activities	(5,108,303)	20,548	(221,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash for investing activity	(200,000)	-	-
Sale of investment	-	37,175	-
Acquisition of property & equipment	(6,809,173)	(412,717)	(19,659)
Construction in progress	-	(515,742)	-

Net cash used in investing activities	(7,009,173)	(891,284)	(19,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from / (Advance to) shareholder	22,617	(738)	(12,790)
Repayment of short term loan	(1,577,744)	-	-
Proceeds from short term loan	269,531	1,019,231	-
Repayment from long term notes payable	(4,235)	-	(21,800)
Proceeds from long term notes payable	-	89,697	-
Issuance of preferred stock	9,774,993	-	-
Capital contribution	3,905,724	-	-
Notes payable – trade	-	(743,494)	743,494
Notes payable – related party	-	290,726	(713,912)
Restricted cash	657,811	225,977	(14,791)

Net cash provided by (used in) financing activities	13,048,697	881,399	(19,799)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	931,221	10,663	(260,902)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(180,293)	464,099	128,033

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	631,443	156,681	289,550

CASH & CASH EQUIVALENTS, END OF YEAR	$1,382,371	$631,443	$156,681

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$137,463	$108,423	$40,016

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained earning	Total

Balance at December 31, 2004	-	$-	23,954,545	$2,395	$2,533,837	$130,317	$32,040	$1,464,408	$4,162,997

Net income for the year	-	-	-	-	-	-	-	4,141,087	4,141,087

Transfer to statutory reserves	-	-	-	-	-	445,699	-	(445,699)	-

Foreign currency translation gain	-	-	-	-	-	-	128,667	-	128,667

Balance at December 31, 2005	-	-	23,954,545	2,395	2,533,837	576,016	160,707	5,159,796	8,432,751

Net income for the year	-	-	-	-	-	-	-	5,343,579	5,343,579

Transfer to statutory reserves	-	-	-	-	-	534,358	-	(534,358)	-

Foreign currency translation gain	-	-	-	-	-	-	464,099	-	464,099

Balance at December 31, 2006	-	-	23,954,545	2,395	2,533,837	1,110,374	624,806	9,969,017	14,240,429

Capital contribution	-	-	-	-	3,905,724	-	-	-	3,905,724

Recapitalization on reverse acquisition	-	-	1,500,000	150	(150)	-	-	-	-

Shares issued for cash	1,000,000	1,000	-	-	13,172,527	-	-	(3,398,534)	9,774,993

Net income for the year	-	-	-	-	-	-	-	8,579,565	8,579,565

Transfer to statutory reserves	-	-	-	-	-	940,656	-	(940,656)	-

Foreign currency translation gain	-	-	-	-	-	-	1,694,9266	-	1,694,926

Balance at December 31, 2007	1,000,000	$1,000	25,454,545	$2,545	$19,611,938	$2,051,030	$2,319,732	$14,209,392	$38,195,637

CHINA BIO ENERGY HOLDING GROUP CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Bio Energy Holding Group Co., Ltd. (the “Company” or “CBEH”) was originally incorporated in the State of Delaware in July 1998 under the corporate name “AMS Marketing Inc.” and in October 2003, the Company changed  its name to “International Imaging Systems, Inc.” On November 15, 2007, through a merger of its newly-formed wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd. (Merger Sub), the Company’s name was changed to “China Bio Energy Holding Group Co., Ltd.” The separate existence of Merger Sub then ceased after the merger. The Company is currently engaged in the development, exploration, production and distribution of bio-diesel and wholesale and processing of heavy oil and finished oil products through its indirect wholly owned operating subsidiary in China.

On October 23, 2007, the Company entered into a Share Exchange Agreement, with Baorun China Group Limited (“Baorun Group”), a company organized under the laws of Hong Kong, and its shareholders Redsky Group Limited (“Redsky Group”), a British Virgin Islands company, and Princeton Capital Group LLP, a New Jersey limited liability partnership, Castle Bison, Inc. and Stallion Ventures, LLC. Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of the Company’s common stock to Redsky Group and 1,500,000 shares of the Company’s common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became wholly-owned subsidiary of the Company, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of the Company’s outstanding common stock.

Redsky Industrial (Xi’an) Co., Ltd. (“Redsky Industrial”), a wholly foreign owned entity (“WFOE”) and a subsidiary of Baorun Group in the People’s Republic of China (the “PRC”), executed a series of exclusive contractual agreements (“Redsky Contracts”) with Xi’an Baorun Industrial Development Co., Ltd. (“Baorun Industrial”). These contractual agreements allow Redsky Industrial to, among other things, exercise significant rights to influence Baorun Industrial’s business operations, policies and management, approve all matters requiring shareholder approval, and the right to include 100% of the net income earned by Baorun Industrial as part of our Consolidated Financial Statements. In addition, to ensure that Baorun Industrial and its shareholders perform their obligations under these contractual arrangements, Baorun Industrial’s shareholders have pledged to Redsky Industrial all of their equity interests in Baorun Industrial. At such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil industry in China are lifted, Redsky Industrial may exercise its option to purchase the equity interests in Baorun Industrial directly.

Baorun Industrial was registered as a privately owned company on November 11, 1999 in the PRC. Its business operations consist of processing and distributing heavy oil and finished oil. It also engages in the research and development, manufacturing and distribution of bio-diesel. Baorun Industrial distributes its oil products to clients primarily located in the Shaanxi, Henan, Hunan, Sichuan, Hubei, Guizhou, and Xinjiang provinces of the PRC.

As Baorun Group owns Redsky Industrial, which will effectively control Baorun Industrial, Baorun Industrial is deemed a subsidiary of Baorun Group, a legal subsidiary of the Company. Based on Baorun Industrial’s contractual relationship with Redsky Industrial, the Company has determined that a variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Under FIN 46(R), subsequent to the Redsky Contract and the Exchange Agreement, Baorun Industrial is to be presented as a consolidated subsidiary of the Company.

Prior to the acquisition of Baorun Group, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

The Company believes that current PRC corporate rules and regulations do not preclude Redsky Industrial, and thereby the Company, from exercising effective control of Baorun Industrial, the operating entity of the Company. Pursuant to the terms of the Business Cooperation Agreement, as amended (“Cooperation Agreement”) entered into between Redsky Industrial and Baorun Industrial, Baorun Industrial shall granted to Redsky Industrial the right to claim 100% of the net income, or loss, of Baorun Industrial in consideration for the services provided by Redsky Industrial,. In addition, Baorun Industrial granted to Redsky Industrial the right to any residual returns and dividends from Baorun Industrial.

The assets and liabilities of Baorun Industrial are accounted for at their historical rate, similar to the manner in which Baorun Group was treated by the Company in the Share Exchange. Baorun Industrial is not a self-supporting entity and requires the support of Redsky Industrial and their related entities. Redsky Industrial and its related entities were required to finance Baorun Industrial through the issuance of shares of preferred stock by the Company, Redsky Industrial’s ultimate parent. The financing of the Company (Note 16), concurrent with the Share Exchange Agreement, was entered into to enable Baorun Industrial to pursue bio-energy production projects, and to expand existing conventional oil/energy projects. Bio-energy production and the marketing of their products is an industry with limited operating history, and might require additional financing above what Redsky Industrial, the Company and its related entities have currently advanced to Baorun Industrial.

Under the Cooperation Agreement, Baorun Industrial cannot assign its rights under such agreement to another third party without Redsky Industrial’s consent. Under the agreement, Redsky Industrial must notify Baorun Industrial of its intent to assign the agreement to a third party but does not need the consent of Boarun Industrial for such assignment. Under the Cooperation Agreement Redsky Industrial is to absorb 100% of the net income, or loss, of Baorun Industrial. In addition, Baorun Industrial granted to Redsky Industrial the right to any residual returns and dividends from Baorun Industrial. Accordingly, as Redsky Industrial is a wholly owned subsidiary of Baorun Group, which is ultimately a subsidiary of the Company, 100% of Baorun Industrial will be consolidated into Redsky Industrial and ultimately the Company. The right to absorb these benefits, and expenses, are in place for the entire life of the Cooperation Agreement, or until such time that the Cooperation Agreement is voided or cancelled.

Under the series of agreements between Redsky Industrial and the shareholders of Baorun Industrial, prior to the sale of an equity interest of Baorun Industrial to Redsky Industrial, the shareholder of Baorun Industrial selling his or her proportional equity interest must inform the other remaining shareholders of Baorun Industrial of such a transaction.

Pursuant to the terms of the Exclusive Option Agreements among Redsky Industrial, Baorun Industrial and all three shareholders of Baorun Industrial, the purchase price for the equity interest of Baorun Industrial was not established. The purchase price is to be designated by Redsky Industrial to the extent allowed by relevant laws and regulations of the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Baorun Group and Redsky Industrial, and its consolidated subsidiary, Baorun Industrial (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

As of December 31, 2007 and 2006, we maintained restricted cash of $200,000 in an escrow account for the use of the Company’s investor relations only, and $641,433 in a bank account that is collateral for certain bank loans, respectively. These amounts are presented as restricted cash on the accompanying consolidated balance sheets.

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at December 31, 2007. The bad debt allowance at December 31, 2006 was $28,930.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize prepayments from customers as revenue at the time the delivery of goods is made.

Property and Equipment

Plants and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	5 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Construction in Progress

Construction in progress is recorded at its purchase price. Construction in progress refers to the bio-diesel production facility that the Company was constructing as of December 31, 2006. The construction in progress has been completed during the year ended December 31, 2007 and has been transferred into the plant and equipment.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2007 and 2006, there were no significant impairments of its long-lived assets.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the related regulation of Chinese tax authority, since Baorun Industrial uses the waste gas, water and residue to produce products, the Company is eligible for the exemption of income taxes for six years from year 2004 to year 2010. Net income for the years ended December 31, 2007, 2006 and 2005 would have been reduced by $3,100,000, $1,760,000 and $1,370,000, respectively, if Baorun Industrial was not exempt from income taxes.

Baorun Group and Redsky Industrial had net operating losses of approximately $769,000 and $44,000, respectively, at December 31, 2007. A 100% valuation allowance has been established due to the uncertainty of its realization.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales returns and allowances was $ 0 for each of 2007, 2006 and 2005. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, manufacturing overhead and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash flows from investing activity exclude transfer from construction in progress of $528,910 to property and equipment for 2007.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2007, 2006 and 2005 included net income and foreign currency translation adjustments.

Basic and diluted earning per share (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earning per share:

	December 31,
	2007	2006	2005
Net income available to common stockholders	$5,181,031	$5,343,579	$4,141,087

Weighted average shares outstanding - basic	24,238,107	23,954,545	23,954,545
Effect of dilutive securities:
Convertible preferred stock	859,278	-	-
Unexercised warrants	47,737	-	-
Weighted average shares outstanding- diluted	25,145,122	23,954,545	23,954,545

Earnings per share - basic	$0.21	$0.22	$0.17
Earnings per share - diluted	$0.21	$0.22	$0.17

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company’s assets are located in the PRC.

New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under the accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for fiscal year, including financial statements for an interim period within the fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

3. CASH BANK ACCOUNT

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2007 and 2006 amounted to $1,377,141 and $1,272,876, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4. INVENTORY

Inventories consisted of the following:

	December 31,
	2007	2006

Petroleum	$2,909,158	$716,477
Diesel	6,079,751	1,298,776
Heavy Oil	1,620,487	5,288,728
Other Oil	1,473,566	-

Total	$12,082,962	$7,303,981

5. OTHER RECEIVABLES

Other receivables represent deposits made for diesel oil equipment purchase and acquisition of three oil mill factories. As of December 31, 2007 and 2006, other receivables were $1,548,680 and $159,857, respectively.

6. PLANT AND EQUIPMENT

Plant and Equipment are summarized as follows:

	December 31,
	2007	2006

Building	$314,459	$294,084
Diesel Equipment	7,500,890	-
Office Equipment	98,788	72,818
Other Equipment	25,086	21,926
Motor Vehicles	746,759	578,963
	8,685,982	967,791
Less: Accumulated Depreciation	519,732	262,920
Total	$8,166,250	$704,871

Depreciation expense for the periods ended December 31, 2007, 2006 and 2005 amounted to $228,833, $104,443 and $65,861, respectively.

7. DUE FROM RELATED PARTY

“Due from related party” represents the advance to and prepayment for the purchase from a related company that is 40% owned by one of the shareholders of Baorun Industrial. As of December 31, 2007 and 2006, $593,696 and $315,497, respectively, was due from this related party Purchases from this related party during 2007, 2006 and 2005 were approximately $0, $644,000 and $969,000, respectively. During 2007, “due from related party” was mainly the advance to this related company.

8. MAJOR CUSTOMERS AND VENDORS

Major Customers

During year 2007 and 2006, the Company has increased its finished oil customers and requested payment in advance from the customers. For the years ended December 31, 2007, there were no major customers who made sales over 5% of the Company's total sales as the Company is diversifying its customer base. For the year ended December 31, 2006 and 2005, five customers accounted for approximately 40% and 72% of the Company's sales, respectively, and these customers accounted for approximately 60% of the Company's outstanding accounts receivable at December 31, 2006.

Major Suppliers

For the years ended December 31, 2007, 2006 and 2005, five suppliers accounted for approximately 86%, 66%, and 73% of the Company’s purchases, respectively. At December 31, 2007 and 2006, the accounts payable to these five suppliers were approximately $0 and $2,010,706, respectively. Management believes that other suppliers could provide raw materials on comparable terms.

9. VALUE ADDED TAX PAYABLE

Tax payable mainly consisted of value added tax payable of $125,015 for the year ended December 31, 2007. For the year ended December 31, 2006, it consisted of the value added tax in the amount of $744,666.

10. OTHER PAYABLE

Other payable mainly consisted of payable for the loan from Ningxia Yuanshun Petrochemical Company. Ningxia Yuanshun Petrochemical Company got this loan with the same amount from Redsky Industrial which was included in prepaid expenses. For the years ended December 31, 2007 and 2006, the other payable were $3,165,677 and $282,638, respectively.

11. INCOME TAXES

During the years ended December 31, 2007, 2006 and 2005, Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes.

Despite the income tax exemption of Baorun Industrial, the Company is governed by the income tax law of the PRC concerning private-run enterprises, which are generally subject to tax at a statutory rate of 33% on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2007	2006	2005

US statutory rates	34%	34%	34%
Tax rate difference	(1)%	(1)%	(1)%
Effect of tax holiday	(33)%	(33)%	(33)%
Valuation allowance	-	-	-

Tax per financial statements	-	-	-

The following table gives the proforma financial impact had the PRC taxes not been abated.

	Years ended December 31,
	2007	2006	2005

Net income before income taxes	$8,579,565	$5,343,579	$4,141,087
Tax provision	3,099,930	1,763,381	1,366,559
Net income	$5,479,635	$3,580,198	$2,774,528

12. LOAN PAYABLE

The Company is obligated under a short term loan from a commercial bank in the PRC for the amount of $1,370,877 (RMB10,000,000). This loan was entered into on August 31, 2007 and matures on August 30, 2008. The principal will be repaid at maturity and the interest is payable quarterly at the rate of 8.073% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal and pledged the Company’s diesel equipment as collateral for the guarantee.

Notes Payable – Trade / Related Party

The Company, on occasion, satisfies the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are issued by the Company's bank. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the Company's bank on the date of maturity. Total notes payable as of December 31, 2007 and 2006 were approximately $0 and $1,282,000, respectively.

13. LONG-TERM LIABILITIES

Long-term liabilities are the loans payable for the acquisition of automobiles. On September 27, 2006 the Company entered into a three years note payable for approximately $100,000. This note is collateralized by the car with an annualized interest rate of 6.3%. At December 31, 2007 and 2006, the outstanding loan balance for this car was $70,325 and $98,532, respectively.

In February, 2007, the Company entered into another two notes payable for the acquisition of two automobiles. One is a two years note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two years note for the loan amount of $19,800 with 7.56% annual interest rate. At December 31, 2007, the outstanding loan balances for these two automobiles were $17,229 and $13,388, respectively. At December 31, 2007, $67,287 of the total outstanding loan balance has been reclassified to current portion of the liabilities that are payable within one year.

14. COMMITMENTS

Employee Agreements

The Company entered into an employment agreement with Mr. Gao Xincheng to employ him as the Chairman, effective as of October 23, 2007. The current term of the agreement expires on October 22, 2010, but is renewable upon agreement by the parties to the agreement, unless earlier terminated by either party. Mr. Gao's base monthly salary is $800. The Company pays premiums for Mr. Gao for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc., in accordance with relevant PRC laws and regulations. The Company has the right to adjust the salary and welfare of Mr. Gao. In connection with this agreement, Mr. Gao also executed a Confidentiality and Non-competition Agreement with the Company.

The Company entered into an employment agreement with Ms. Li Gaihong to employ her as the Chief Financial Officer, effective as of October 23, 2007. The current term of the agreement expires on October 22, 2010, but is renewable upon agreement by the parties to the agreement, unless earlier terminated by either party. Ms. Li's base monthly salary is $500. The Company pays premiums for Ms. Li for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. The Company has the right to adjust the salary and welfare of Ms. Li. In connection with this agreement, Ms. Li also executed a Confidentiality and Non-competition Agreement with the Company.

The Company leases one oil storage facility under a long term, non-cancelable, and renewable operating lease agreement expiring on June 30, 2008.

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement has been renewed for one year with expiration date on December 31, 2008. The other lease agreement has been terminated pursuant to its terms. The Company entered into a new one year, non-cancelable and renewable lease agreement for a new oil storage facility with an expiration date on December 31, 2008.

During 2007, the Company leased one gas station for operation under a long-term, non-cancelable operating lease agreement with an expiration date of December 31, 2027. This lease is classified as an operating lease.

These non-cancelable operating lease agreements require that the Company pay certain operating expenses applicable to the leased premises. Future minimum rental payments required under these operating leases are as follows:

Year Ending December 31,	Amount

2008	$175,000
2009	20,000
2010	20,000
2011	20,000
2012	20,000

Total	$255,000

Total rent expense for the years ended December 31, 2007, 2006, and 2005 amounted to $173,386, $92,997 and $170,289, respectively.

15. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company transferred $940,656, $534,358 and $445,699 to this reserve for years 2007, 2006 and 2005, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their stockholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for any of the years ended December 31, 2007, 2006 and 2005.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable except upon liquidation.

Pursuant to the “Circular of the Ministry of Finance (MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced” (No.67 [2006]), effective on April 1, 2006, issued by the MOF, companies transferred the balance of SCWF (Statutory Common Welfare Fund) as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF was charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2005, the Company did not have a deficit in the SCWF.

16. STOCKHOLDERS’ EQUITY

Reverse Merger

On October 23, 2007, the Company entered into a Share Exchange Agreement with Baorun China, its shareholders Redsky Group Limited, Princeton Capital Group LLP and Castle Bison, Inc. and Stallion Ventures, LLC, the Company’s then principal stockholders. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred all of their shares constituting 100% of the issued and outstanding ordinary shares of Baorun China in exchange for the issuance of 22,454,545 shares of the Company’s common stock to Redsky Group and 1,500,000 shares of the Company’s common stock to Princeton Capital Group. As a result of this share exchange, Baorun China became a wholly-owned subsidiary of the Company, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of the Company’s outstanding common stock.

At the same time, Redsky Industrial, a WFOE subsidiary of Baorun China in the PRC, executed a series of exclusive contractual agreements with Baorun Industrial. These contractual agreements allow Redsky Industrial to, among other things, secure significant rights to influence Baorun Industrial’s business operations, policies and management, approve all matters requiring shareholder approval, and the right to include 100% of net income earned by Baorun Industrial as part of our Consolidated Financial Statements.

We have determined a variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46 (R)”). Under FIN 46 (R), as a result of the contractual arrangements between Redsky Industrial and Baorun Industrial and the Exchange Agreement, Baorun Industrial is presented as our consolidated subsidiary.

Series A Convertible Preferred Stock with Series A-1 and Series A-2 warrants Issued for Cash

Concurrently with the share exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor for the sale of securities consisting of (i) 1,000,000 shares of the Company’s Series A convertible preferred stock, (ii) a series A-1 warrant to purchase 3,409,091 shares of the Company’s common stock at an exercise price of US$3.00 per share, and (iii) a Series A-2 warrant to purchase 2,272,728 shares of the Company’s common at an exercise price of US$4.40 per share (the Series A-1 and Series A-2 warrants, collectively the “Warrants”), for aggregate gross proceeds equal to $10,000,000. Net proceeds of $9,774,993 have been received by the Company.

Each share of preferred stock is convertible into a number of fully paid and non-assessable shares of common stock equal to the quotient of the liquidation preference amount per share of preferred stock, or $10.00, divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of preferred stock converted. No dividend is declared during the year.

Deemed dividend allocated to warrants is $1,585,631. The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions: discount rate - 1.37%; dividend yield - 0%; expected volatility - 30% and term of 5 years. Additionally, the Company recorded $1,812,903 as dividend from beneficial conversion, which reflects the difference between the fair market price and effective conversion rate. Pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” the total value of $3,398 534 was recorded as a deemed dividend.

17. OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are mainly derived from sale of oil products in the PRC. The Company hopes to expand its operations in the PRC, but, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

The Company competes with larger companies that have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-person insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Late filing risk

If the Company does not timely file and have declared effective the registration statement to register the shares being offered by the selling stockholders, the Company will be subject to liquidated damages in the amount of 0.75% of the purchase price of the securities being registered, per month, subject to a maximum limit of 7.5%.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President
March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief	March 31, 2008
Gao Xincheng	Executive Officer and President (principal executive officer)

/s/ Li Gaihong	Chief Financial Officer (principal	March 31, 2008
Li Gaihong	financial and accounting officer) and Director

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14+	Power of Attorney of Gao Xincheng.

10.15+	Power of Attorney of Gao Huiling.

10.16+	Power of Attorney of Liu Yunlong.

10.17+	Nominee Letter between Redsky China and Gao Xincheng.

10.18+	Nominee Letter between Redsky China and Gao Huiling.

10.19+	Nominee Letter between Redsky China and Liu Yunlong.

10.20+	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007.

10.21+	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007.

10.22+	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007.

10.23+	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008.

10.24+	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007.

10.25+	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007.

10.26+	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007.

10.27+	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006.

10.28+	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006.

10.29+	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005.

14+	Code of Business Conduct and Ethics.

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.
(1) Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2) Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3) Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4) Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5) Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6) Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7) Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.