Form 10-K/A
period 2007-12-31
China Bio Energy Holding Group Co., Ltd.
filed 2008-05-09
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT
NO. 1
FORM 10-K/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Bio Energy Holding Group Co., Ltd.

(Name of Registrant in its Charter)

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

Explanatory Note:

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008. We are amending the following items in this Amendment No. 1:

(i)	Part II. Item 9A(T). Controls and Procedures
(ii)	Part IV. Item 15. Exhibits and Financial Statements

TABLE OF CONTENTS

		Page

PART II		1

Item 9A(T).	Controls and Procedures.	1

PART IV		2

Item 15.	Exhibits.	2

i

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the chief accounting officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Even though management concluded that the disclosure controls and procedures were effective, management determined, when performing its evaluation and documentation of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, that there are additional measures that could be implemented to assist with and to strengthen such controls and procedures now that the Company is a public company. This determination was made by personnel in the Company’s finance and accounting department under the supervision of the Company’s Chief Financial Officer. We are developing a plan to strengthen our disclosure controls and procedures. The focus of that plan will either be re-allocating responsibilities of current personnel in various departments, or hiring new personnel, who will be tasked to ensure that all information will be recorded, processed, summarized and communicated to management to allow for reporting on a timely basis. Management is currently anticipating hiring additional personal for its business expansion plans and during this process will assess whether such new hires should also be tasked with this responsibility. We expect to implement our plan in the first two quarters of the year ended December 31, 2008. The costs associated with the plan would primarily be the investment by the Company in hiring new personnel to handle this responsibility, or possibly increasing compensation to existing employees for taking on additional responsibilities. Such costs cannot yet be determined.

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

Changes in internal control over financial reporting.There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

1

PART IV

Item 15.	Exhibits.

(a)   1.        Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

2.    Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)          Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

2

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14	Power of Attorney of Gao Xincheng. (8)

10.15	Power of Attorney of Gao Huiling. (8)

10.16	Power of Attorney of Liu Yunlong. (8)

10.17	Nominee Letter between Redsky China and Gao Xincheng. (8)

10.18	Nominee Letter between Redsky China and Gao Huiling. (8)

10.19	Nominee Letter between Redsky China and Liu Yunlong. (8)

10.20	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)

10.21	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)

10.22	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007. (8)

10.23	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)

10.24	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007. (8)

10.25	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007. (8)

10.26	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007. (8)

3

10.27	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006. (8)

10.28	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006. (8)

10.29	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005. (8)

14	Code of Business Conduct and Ethics. (8)

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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
(4) Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5) Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6) Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7) Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K initially filed on March 31, 2008.

4

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment, that of processing and distributing finished oil. All of the Company’s assets are located in the PRC. All of the Company’s sales are in the PRC and are involved in the processing and distribution of finished oil. In the last quarter of the year ended December 31, 2007, the Company had sales of approximately $4,580,000 from its biodiesel facility.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President
May 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief	May 9, 2008
Gao Xincheng	Executive Officer and President (principal executive officer)

/s/ Li Gaihong	Chief Financial Officer (principal	May 9, 2008
Li Gaihong	financial and accounting officer) and Director

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14	Power of Attorney of Gao Xincheng. (8)

10.15	Power of Attorney of Gao Huiling. (8)

10.16	Power of Attorney of Liu Yunlong. (8)

10.17	Nominee Letter between Redsky China and Gao Xincheng. (8)

10.18	Nominee Letter between Redsky China and Gao Huiling. (8)

10.19	Nominee Letter between Redsky China and Liu Yunlong. (8)

10.20	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)

10.21	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)

10.22	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007. (8)

10.23	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)

10.24	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007. (8)

10.25	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007. (8)

10.26	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007. (8)

10.27	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006. (8)

10.28	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006. (8)

10.29	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005. (8)

14	Code of Business Conduct and Ethics. (8)

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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
(4) Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5) Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6) Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7) Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K initially filed on March 31, 2008.