Form 10-Q
period 2008-03-31
China Bio Energy Holding Group Co., Ltd.
filed 2008-05-15
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________to___________________________________________________

Commission File Number: 000-25413

China Bio Energy Holding Group Co., Ltd.
(Exact name of registrant as specified in its charter)

Delaware	65-0854589
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor Hi-Tech Development District Xi’an Shaanxi Province, People’s Republic of China	710043
(Address of principal executive offices)	(Zip Code)

86 29 8268 9320
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 15, 2008, there were 25,454,545 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
	As of March 31, 2008	As of December 31, 2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,552,219	$1,382,371
Restricted cash	200,000	200,000
Accounts receivable, net	5,893,346	288,589
Other receivables	274,947	1,548,681
Prepaid expenses	2,936,408	2,896,493
Advance to suppliers	14,869,631	16,546,506
Inventories	12,391,064	12,082,962
Due from related party	655,855	593,696
Total current assets	38,773,470	35,539,298

CONSTRUCTION IN PROGRESS	1,923,351	-

PROPERTY AND EQUIPMENT, net	8,341,165	8,166,250

TOTAL ASSETS	$49,037,986	$43,705,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$179,617
Advance from customers	1,969,776	499,908
Tax payable	289,120	125,015
Other payables	1,091,031	3,165,677
Accrued expenses	70,540	67,875
Loan payable	1,424,704	1,370,877
Long term notes payable - current portion	65,743	67,287
Total current liabilities	4,910,914	5,476,256

LONG TERM LIABILITIES	26,118	33,655
Total liabilities	4,937,032	5,509,911

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 1,000,000; issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.0001 par value; authorized shares 80,000,000; issued and outstanding 25,454,545 shares	2,545	2,545
Paid in capital	16,213,404	19,611,938
Statutory reserve	2,051,030	2,051,030
Accumulated other comprehensive income	3,562,891	2,319,732
Retained earnings	22,270,084	14,209,392
Total stockholders' equity	44,100,954	38,195,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,037,986	$43,705,548

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)	For The Three Months Ended March 31,
	2008	2007

Sales	$35,560,840	$11,558,725
Cost of goods sold	30,547,663	10,444,290
Gross profit	5,013,177	1,114,435

General and administrative expenses	319,806	127,101
Income from operations	4,693,371	987,334

Non-operating income (expenses)
Interest income (expenses)	(28,271)	(19,967)
Other income (expenses)	(70)	-
Financial expenses	(125)	(4,444)
Total non-operating expenses	(28,466)	(24,411)

Net income	4,664,905	962,923

Other comprehensive item
Foreign currency translation gain	1,243,160	175,187

Comprehensive Income	$5,908,065	$1,138,110

Basic and diluted weighted average shares outstanding
Basic	25,454,545	23,954,545
Diluted	31,459,006	23,954,545

Basic and diluted net earnings per share available to common stockholders
Basic	$0.18	$0.04
Diluted	$0.15	$0.04

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)	For The Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,664,905	$962,923
Adjustments to reconcile net income to net cash provided by operating activities:	225,045	35,788
Depreciation
(Increase) decrease in current assets:
Accounts receivable	(5,481,284)	(3,450,923)
Other receivable and prepaid expenses	251,082	(135,820)
Advance to suppliers	2,279,926	931,823
Inventory	162,999	414,397
Due from related party	(38,069)	282,507
Increase (decrease) in current liabilities:
Accounts payable	(182,927)	106,307
Advance from customers	1,421,163	145,692
Taxes payable	156,005	191,709
Other payables and accrued expenses	(2,384,782)	78,860
Net cash provided by (used in) operating activities	1,074,063	(436,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(82,235)	(6,293)
Construction in progress	(865,607)	(147,695)
Net cash used in investing activities	(947,842)	(153,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term notes payable	(12,783)	(10,562)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,438	(601,287)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	56,410	3,554

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382,371	631,443

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,552,219	$33,710

Supplemental Cash flow data:
Income tax paid	-	-
Interest paid	$27,658	$19,967

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD.. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The assets and liabilities of Baorun Industrial are accounted for at their historical rate, similar to the manner in which Baorun Group was treated by the Company in the Share Exchange. Baorun Industrial is not a self-supporting entity and requires the support of Redsky Industrial and their related entities. Redsky Industrial and its related entities were required to finance Baorun Industrial through the issuance of shares of preferred stock by the Company, Redsky Industrial’s ultimate parent. The financing of the Company, concurrent with the Share Exchange Agreement, was entered into to enable Baorun Industrial to pursue bio-energy production projects, and to expand existing conventional oil/energy projects. Bio-energy production and the marketing of their products is an industry with limited operating history, and might require additional financing above what Redsky Industrial, the Company and its related entities have currently advanced to Baorun Industrial.

Under the Cooperation Agreement, Baorun Industrial cannot assign its rights under such agreement to another third party without Redsky Industrial’s consent. Under the agreement, Redsky Industrial must notify Baorun Industrial of its intent to assign the agreement to a third party but does not need the consent of Baorun Industrial for such assignment. Under the Cooperation Agreement Redsky Industrial is to absorb 100% of the net income, or loss, of Baorun Industrial. In addition, Baorun Industrial granted to Redsky Industrial the right to any residual returns and dividends from Baorun Industrial. Accordingly, as Redsky Industrial is a wholly owned subsidiary of Baorun Group, which is ultimately a subsidiary of the Company, 100% of Baorun Industrial will be consolidated into Redsky Industrial and ultimately the Company. The right to absorb these benefits, and expenses, are in place for the entire life of the Cooperation Agreement, or until such time that the Cooperation Agreement is voided or cancelled.

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

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

As of March 31, 2008 and December 31, 2007, the Company maintained restricted cash of $200,000 in an escrow account for the use of the Company’s investment relations only. It is presented as restricted cash on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at March 31, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of March 31, 2008 and December 31, 2007 were $1,969,776 and $499,908, respectively.

Property and Equipment

Plants and equipments are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

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

Construction in Progress

Construction in progress is recorded at its purchase price. At March 31, 2008, the construction in progress refers to the amount of $1,923,351 the Company paid for acquiring three oil extraction plants. The Company is currently refitting these oil extraction plants before using it for operation. The ownership transfer process and refitment are expected to be completed before June, 2008.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

According to the related regulation of Chinese tax authority, since Baorun Industrial uses the waste gas, water and residue to produce the products, the Company is eligible for the exemption of income taxes for six years from year 2004 to year 2010.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for the three months ended March 31, 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, manufacturing overhead and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Shipping costs

Shipping costs are included in cost of goods sold and totaled $144,333 and $85,911 for the three months ended March 31, 2008 and 2007, respectively.

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

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

This fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2008 and 2007 were included net income and foreign currency translation adjustments.

Basic and diluted earning per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	March 31,
	2008	2007
Net income available to common stockholders	$4,664,905	$962,923

Weighted average shares outstanding - basic	25,454,545	23,954,545
Effect of dilutive securities:
Convertible preferred stock	4,545,455	-
Unexercised warrants	1,459,006	-
Weighted average shares outstanding - diluted	31,459,006	23,954,545

Earnings per share - basic	$0.18	$0.04
Earnings per share - diluted	$0.15	$0.04

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment, that of processing and distributing finished oil. All of the Company’s assets are located in the PRC. All of the Company's sales are in the PRC and are involved in the processing and distribution of finished oil.

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3. CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2008 and December 31, 2007 amounted to $1,547,811 and $1,357,256, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2008	Dec 31, 2007
Petroleum	$3,826,000	$2,909,158
Diesel	5,143,165	6,079,751
Heavy Oil	1,738,057	1,620,487
Others	1,683,842	1,473,566
Total	$12,391,064	$12,082,962

5. OTHER RECEIVABLES

At March 31, 2008, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $274,947. At December 31, 2007, other receivables represented deposits for diesel oil equipments and three oil mill factories acquisitions in the amount of $1,548,681.

6. PLANT AND EQUIPMENT

Plant and Equipment are summarized as follows:

	March 31, 2008	Dec 31, 2007
Building	$326,806	$314,459
Diesel Processing Equipment	7,878,160	7,500,890
Office Equipment	103,835	98,788
Other Equipment	26,071	25,086
Motor Vehicles	776,081	746,759
	9,110,953	8,685,982
Less: Accumulated Depreciation	769,788	519,732
Total	$8,341,165	$8,166,250

Depreciation expense for the three months ended March 31, 2008 and 2007 were $225,045 and $35,788, respectively.

7. DUE FROM RELATED PARTY

Due from related party represents the advance to and prepayment for the purchase of oil products from a related company that is 40% owned by one of the shareholder of Baorun Industrial. As of March 31, 2008 and December 31, 2007, due from this related party was $655,855 and $593,696, respectively. Purchase from this related party during three months ended March 31, 2008 and 2007 were $0.

8. MAJOR CUSTOMERS AND VENDORS

Major Customers

For the three months ended March 31, 2008, three major customers accounted for approximately 9%, 8% and 7% of the Company’s total sales, respectively, and these customers accounted for approximately $3,707,784 of the Company’s outstanding accounts receivable at March 31, 2008. For the three months ended March 31, 2007, three major customers accounted for approximately 8%, 6% and 5% of the Company’s sales, respectively.

Major Vendors

For the three months ended March 31, 2008, two major vendors accounted for approximately 30% and 29% of the Company’s total purchases, respectively. The accounts payable to these two vendors were $0 at March 31, 2008. For the three months ended March 31, 2007, one vendor accounted for approximately 89% of the Company’s total purchases.

9. TAX PAYABLE

Tax payable consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Value added tax payable	$270,186	$125,015
Urban maintenance and construction tax payable	18,913	-
Other tax payable	21	-
	$289,120	$125,015

10. OTHER PAYABLES

Other payable mainly consisted of payable for the purchase of equipment and short term advances from third parties. At March 31, 2008 and December 31, 2007, the other payables were $1,091,031 and $3,165,677, respectively.

11. LOAN PAYABLE

The Company is obligated under a short term loan from a commercial bank in the PRC for the amount of $1,424,704 (RMB10, 000,000). This loan was entered into on August 31, 2007 with maturity on August 30, 2008. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.073% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal, and collateralized the Company’s diesel processing equipments for the guarantee.

12. LONG-TERM LIABILITIES

Long-term liabilities are the loans payable for the acquisition of automobiles. On September 27, 2006 the Company entered into a three year note payable for approximately $100,000. This note is collateralized by the car with an annualized interest rate of 6.3%. At March 31, 2008 and December 31, 2007, the outstanding loan balance for this car is $63,894 and $70,325, respectively.

In February, 2007, the Company entered into another two notes payable for additional two automobiles. One is a two years note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two years note for the loan amount of $19,800 with 7.56% annual interest rate. At March 31, 2008 and December 31, 2007, the outstanding loan balances for these two automobiles were $27,967 and $30,617, respectively. At March 31, 2008 and December 31, 2007, $65,743 and $67,287 of the total outstanding loan balance has been reclassified to current portion of the liabilities that are payable within one year, respectively.

13. COMMITMENTS

Employee Agreements

The Company entered into an employment agreement with Mr. Gao Xincheng to employ him as the Chairman, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to the agreement, unless earlier terminated by either party. Mr. Gao’s base monthly salary is $800. The Company pays premiums for Mr. Gao for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. The Company has the right to adjust the salary and welfare of Mr. Gao. In connection with this agreement, Mr. Gao also executed a Confidentiality and Non-competition Agreement with the Company.

The Company entered into an employment agreement with Ms. Li Gaihong to employ her as the Chief Financial Officer, effective as of October 23, 2007. The current term of the agreement expires in October 22, 2010, but is renewable upon agreement by the parties to the agreement, unless earlier terminated by either party. Ms. Li’s base monthly salary is $500. The Company pays premiums for Ms. Li for social insurance schemes such as Pension, Unemployment, Medical Insurance, etc. in accordance with relevant PRC laws and regulations. The Company has the right to adjust the salary and welfare of Ms. Li. In connection with this agreement, Ms. Li also executed a Confidentiality and Non-competition Agreement with the Company.

Lease Agreements

The Company leased one oil storage facility under long term, non-cancelable, and renewable operating lease agreements since 2006 with expiration date on June 30, 2008.

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement has been renewed for one year with expiration date on December 31, 2008. The other lease agreement has been terminated as lease term expired. The Company entered into a new one year, non-cancelable and renewable lease agreement for a new oil storage facility with expiration date on December 31, 2008.

During 2007, the Company leases one gas station for operation under long term, non-cancelable operating lease agreements with expiration date on December 31, 2027. This lease is classified as operating lease.

These non-cancelable operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Year Ending March 31,	Amount

2009	$175,000
2010	20,000
2011	20,000
2012	20,000
2013	20,000
Years thereafter	300,000

Total	$555,000

Total rent expense for the three months ended March 31, 2008 and 2007 amounted to $29,700, and $0, respectively.

14. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company transferred $0 and $0 to this reserve for three months ended March 31, 2008 and 2007, respectively.

The surplus reserve fund is non-distributable, other than during liquidation, and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income to this fund. The Company did not make any contribution to this fund for the three months ended March 31, 2008 and 2007.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

15. STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock with Series A-1 and Series A-2 Warrants issued for cash

Concurrently with the Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor for the sale of securities, consisting of (i) 1,000,000 shares of the Company’s Series A convertible preferred stock, (ii) a series A-1 warrant to purchase 3,409,091 shares of the Company’s common stock at an exercise price of $3.00, and (iii) a Series A-2 warrant to purchase 2,272,728 shares of the Company’s common at an exercise price of $4.40 (the Series A-1 and Series A-2 warrants, collectively the “Warrants”), for aggregate gross proceeds equal to $10,000,000. Net proceeds of $9,774,993 have been received by the Company.

Each Preferred Share is convertible into a number of fully paid and non-assessable shares of common stock equal to the quotient of the liquidation preference amount per Preferred share, or $10.00, divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of Preferred Shares converted. No dividend is declared during the year.

The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions:  discount rate - 1.37%; dividend yield - 0%; expected volatility - 30% and term of 5 years. Following is a summary of the warrant activity:

Outstanding as of December 31, 2007	5,681,819
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2008	5,681,819

16. OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are mainly derived from sale of oil products in the PRC. The Company hopes to expand its operations in the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

The Company competes with larger companies, who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company’s ability to operate in the PRC could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key-man insurance on their lives. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Late filing risk

If the Company does not timely file and have declared effective the registration statement to register the shares being offered by the selling stockholders, the Company will be subject to liquidated damages in the amount of 0.75% of the purchase price of the securities being registered, per month, subject to a maximum limit of 7.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Company’s industry, Company’s operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

	Three Months Ended March 31,
	2008	2007
	(pro forma)	(pro forma)
Net Income before income taxes	$4,664,905	962,923
Tax provision	(1,166,226)	$(317,765)
Net income	$3,498,679	$645,158

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended March 31
	2008		2007
	$	% of Sales	$	% of Sales
Sales	35,560,840	100%	11,558,725	100%
Cost of Sales	(30,547,663)	86%	(10,444,290)	90%
Gross Profit	5,013,177	14%	1,114,435	10%
General & Administrative Expenses	(319,806)	1%	(127,101)	1%
Income from Operation	4,693,371	13%	987,334	9%
Other Income (expenses), net	(28,466)	-%	(24,411)	-%
Net Income	4,664,905	13%	962,923	8%

Net sales. Net sales for first quarter 2008 were approximately $35.56 million compared to net sales in first quarter 2007 of approximately $11.56 million, an increase in revenues of $24 million, or 208%. The increase was mainly due to two reasons. First, during the first quarter of 2008, we used military-use railroad routes to sell and deliver our oil products to the customers in the provinces of China that commercial railroads cannot directly connect to. The advantage to delivering oil through military railroad stations and routes, is that we were able to strengthen and extend our sales network to provinces that we were unable to directly connect to before, which increased our sales. Second, there was an increase in our production of bio-diesel which increased its sales.

Cost of sales. Cost of sales for first quarter 2008 was approximately $30.55 million compared to cost of sales in first quarter 2007 of approximately $10.44 million, an increase of $20.11 million, or 193%. The increase in cost of sales was attributable to the increase of production and sales activities in first quarter of 2008. Cost of sales as a percentage of sales was approximately 86% for first quarter 2008 and 90% for first quarter 2007, respectively. The decrease as a percentage of sales was due to relatively low production cost for bio-diesel oil than the purchase price of diesel oil products from the market as we increased our production of bio-diesel during the first quarter 2008 comparing with same period in 2007.

Gross profit. Gross profit was approximately $5.01 million for first quarter of 2008 as compared to approximately $1.11 million for first quarter of 2007, representing gross margins of approximately 14% and 10% respectively. During the first quarter of 2008, the gross profit margin for making and selling Bio-diesel oil was approximately 16% and the gross profit margin for buying and reselling gasoline was approximately 11%. The improved gross margin is a result of increased market demand and also the lower cost of self-supplied bio-diesel products.

General and administrative expenses. General and administrative expenses for the first quarter of 2008 were $319,806. The general and administrative expenses for the first quarter of 2007 were $127,101, an increase of $192,705 or 152%. This increase was due to increased sales and productions for the first quarter of 2008and increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since October of 2007. The percentage of sales for both periods is about 1%, which was in same proportion to the total sales.

Net income. The net income for the first quarter 2008 was $4,664,905 as compared to $962,923 for the first quarter in 2007. It was an increase of $3,701,982 in net profit or 384%. The management believed that the net income increase is a result of the fast and continuing revenue growth.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of approximately $1.5 million and $1.3 million, respectively. At March 31, 2008, other current assets were approximately $37 million and current liabilities were approximately $4.9 million, as compared to other current assets of approximately $34 million and current liabilities of approximately $5.5 million at December 31, 2007. Working capital equaled approximately $34 million at March 31, 2008, compared to $30 million at December 31, 2007, an increase of 13%. The ratio of current assets to current liabilities was 8-to-1 at March 31, 2008, compared to 6-to-1 at the December 31, 2007. The increase in working capital in first quarter 2008 was primarily due to the increased sales during 2008. The increase in the current ratio in 2008 was primarily related to increases in accounts receivable and increases in inventory levels with concurrent decreases in accounts payable and other payables.

We believe we have sufficient cash to continue our current business through March 31, 2009 due to expected increased sales revenue and net income from operations. We intend to expand our current operations through (i) our completed acquisition of three oil extraction plants; (ii) expansion of our 100,000 ton bio-diesel manufacturing facility; and (iii) the acquisition of several additional gas stations over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof. Failure to obtain such financing could have a material adverse effect on our business expansion.

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

We do not believe that inflation had a significant negative impact on our results of operations during the year ended March 31, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during quarter ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Net cash provided by (used in):
Operating Activities	$1,074,063	$(436,737)
Investing Activities	(947,842)	(153,988)
Financing Activities	(12,783)	(10,562)

Net cash provided by operating activities was $1,074,063 in first quarter of 2008, as compared to $436,737 net cash used by operating activities in first quarter 2007. The increase in net cash during the first quarter of 2008 comparing with same period of 2007 was mainly due to increase in net income and advances from customers, and decrease in prepaid expenses and advance to suppliers.

Net cash used in investing activities was $947,842 during the first quarter 2008, as compared to net cash used in investing activities of $153,988 in first quarter of 2007. The increase of net cash used in investing activities in 2008 was mainly due to the amounts paid for purchasing three oil extraction plants and further construction and improvements on these three oil extraction plants.

Net cash used in financing activities was $12,783 in the first quarter of 2008 as compared to net cash used in financing activities of $10,562 for first quarter 2007. The increase of net cash flow used by financing activities in 2008 was due to the repayment of long-term loans.

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

Contractual Obligations

Short-term loan

The Company is obligated under a short term loan from a commercial bank in the PRC for the amount of $1,424,704 (RMB10, 000,000). This loan was entered into on August 31, 2007 with maturity on August 30, 2008. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.073% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal, and collateralized the Company’s diesel processing equipments for the guarantee.

Long-term liabilities

On September 27, 2006 the Company entered into a three years notes payable for approximately $100,000. This note is collateralized by the car with an annualized interest rate of 6.3%. At March 31, 2008 and December 31, 2007, the outstanding loan balance for this car is $63,894 and $70,325, respectively.

In February, 2007, the Company entered into another two notes payable for additional two automobiles. One is a two years note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two years note for the loan amount of $19,800 with 7.56% annual interest rate. At March 31, 2008 and December 31, 2007, the outstanding loan balances for these two automobiles were $27,967 and $30,617, respectively. At March 31, 2008 and December 31, 2007, $65,743 and $67,287 of the total outstanding loan balance has been reclassified to current portion of the liabilities that are payable within one year, respectively.

Operating leases

As of March 31, 2008, we have three lease agreements for oil storage facilities. The first lease agreement, expiring on June 30, 2008, is a renewable long-term operating lease agreement. The other two lease agreements expiring on December 31, 2008, are short-term renewable agreements. The aggregate payments remaining under these three lease agreements approximately equal $125,000.

During 2007, we leased one gas station for operation under a long-term operating lease agreement expiring on December 31, 2027. Total rent payments for the gas station due during 2008 will equal an aggregate of $20,000.

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

Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

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

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T — CONTROL AND PROCEDURES

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

Even though management concluded that the disclosure controls and procedures were effective, management determined, when performing its evaluation and documentation of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, that there are additional measures that could be implemented to assist with and to strengthen such controls and procedures now that the Company is a public company. This determination was made by personnel in the Company’s finance and accounting department under the supervision of the Company’s Chief Financial Officer. We are developing a plan to strengthen our disclosure controls and procedures. The focus of that plan will either be reallocating responsibilities of current personnel in various departments, or hiring new personnel, who will be tasked to ensure that all information will be recorded, processed, summarized and communicated to management to allow for reporting on a timely basis. Management is currently anticipating hiring additional personal for its business expansion plans and during this process will assess whether such new hires should also be tasked with this responsibility. We expect to implement our plan in the first two quarters of the year ended December 31, 2008. The costs associated with the plan would primarily be the investment by the Company in hiring new personnel to handle this responsibility, or possibly increasing compensation to existing employees for taking on additional responsibilities. Such costs cannot yet be determined.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

Dated: May 15, 2008	By:	/s/ Gao Xincheng
Name: Gao Xincheng Title: Chief Executive Officer and President