Form 10-K/A
period 2007-12-31
China Bio Energy Holding Group Co., Ltd.
filed 2008-06-20
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT
NO. 2
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

Explanatory Note:

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008. We are amending Part IV. Item 15. Exhibits and Financial Statements by adding paragraph (g) to Note 17 to the Registrant’s Consolidated Financial Statements.

TABLE OF CONTENTS

Page
PART IV

Item 15.	Exhibits.	1

i

PART IV

Item 15.	Exhibits.

(a)   1.        Financial Statements

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

1

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

2

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

3

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 21, 2008
(except for note 17 paragraph (g), as to which the date is June 16, 2008)

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

(g) All the Company’s operations are in the PRC. There is no assurance that CBEH, the U.S. parent, will be able to receive funds from its PRC subsidiary for the payment of ongoing expenses and the distribution of dividends.

The following schedule is the balance sheet of CBEH, the U.S. parent, as of December 31, 2007:

Total Assets:
Restricted cash	$200,000
Investment in Baorun Group	9,574,993
$9,774,993

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized shares
1,000,000; issued and outstanding 1,000,000 shares	$1,000
Common stock, $.0001 par value; authorized shares	2,538
80,000,000; issued and outstanding 25,387,041 shares
Additional paid in capital	9,771,455
$9,774,993

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 2 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President
June 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief	June 20, 2008
Gao Xincheng	Executive Officer and President (principal executive officer)

/s/ Li Gaihong	Chief Financial Officer (principal	June 20, 2008
Li Gaihong	financial and accounting officer) and Director

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14	Power of Attorney of Gao Xincheng. (8)

10.15	Power of Attorney of Gao Huiling. (8)

10.16	Power of Attorney of Liu Yunlong. (8)

10.17	Nominee Letter between Redsky China and Gao Xincheng. (8)

10.18	Nominee Letter between Redsky China and Gao Huiling. (8)

10.19	Nominee Letter between Redsky China and Liu Yunlong. (8)

10.20	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)

10.21	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)

10.22	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007. (8)

10.23	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)

10.24	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007. (8)

10.25	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007. (8)

10.26	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007. (8)

10.27	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006. (8)

10.28	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006. (8)

10.29	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005. (8)

14	Code of Business Conduct and Ethics. (8)

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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