Form 10-Q
period 2008-06-30
China Bio Energy Holding Group Co., Ltd.
filed 2008-08-14
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

_______________________________________________________________________________
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
☐ Yes ☒ No

 As of August 14, 2008, there were 25,454,545 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2008	As of December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,247,500	$1,382,371
Restricted cash	200,000	200,000
Accounts receivable, net	7,417,925	288,589
Other receivables	308,422	1,548,681
Prepaid expenses	6,030,947	2,896,493
Advance to suppliers	18,102,681	16,546,506
Inventories	12,475,820	12,082,962
Due from related party	677,380	593,696
Total current assets	47,460,675	35,539,298

PREPAID EXPENSE - NONCURRENT	6,852,311	—

PROPERTY AND EQUIPMENT, net	10,347,168	8,166,250

TOTAL ASSETS	$64,660,154	$43,705,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$417,625	$179,617
Advance from customers	5,091,561	499,908
Tax payable	498,089	125,015
Other payables	3,120,399	3,165,677
Accrued expenses	50,165	67,875
Loan payable	1,457,938	1,370,877
Long term notes payable - current portion	65,743	67,287
Total current liabilities	10,701,520	5,476,256

LONG TERM LIABILITIES	14,642	33,655
Total liabilities	10,716,162	5,509,911

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 1,000,000; issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.0001 par value; authorized shares 80,000,000; issued and outstanding 25,454,545 shares	2,545	2,545
Paid in capital	19,611,938	19,611,938
Statutory reserve	2,051,030	2,051,030
Accumulated other comprehensive income	5,108,444	2,319,732
Retained earnings	27,169,035	14,209,392
Total stockholders' equity	53,943,992	38,195,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,660,154	$43,705,548

See accompanying notes to the unaudited consolidated financial statements.

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2008	2007	2008	2007

Sales	$93,987,652	$25,276,379	$58,426,812	$13,717,654
Cost of goods sold	80,394,701	22,318,179	49,847,038	11,873,889
Gross profit	13,592,951	2,958,200	8,579,774	1,843,765
General and administrative expenses	571,495	514,636	251,689	387,535
Income from operations	13,021,456	2,443,564	8,328,085	1,456,230
Non-operating income (expenses)
Interest income (expenses)	(59,223)	(62,033)	(30,952)	(42,066)
Other income (expenses)	(2,544)	—	(2,474)	—
Financial expenses	(46)	—	79	4,444
Total non-operating expenses	(61,813)	(62,033)	(33,347)	(37,622)
Net income	12,959,643	2,381,531	8,294,738	1,418,608
Other comprehensive item
Foreign currency translation gain	2,788,712	360,729	1,548,300	185,542
Comprehensive Income	$15,748,355	$2,742,260	$9,843,038	$1,604,150

Basic and diluted weighted average shares outstanding
Basic	25,454,545	23,954,545	25,454,545	23,954,545
Diluted	32,891,850	23,954,545	32,685,185	23,954,545

Basic and diluted net earnings per share available to common stockholders
Basic	$0.51	$0.10	$0.33	$0.06
Diluted	$0.39	$0.10	$0.25	$0.06

See accompanying notes to the unaudited consolidated financial statements.

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For The Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,959,643	$2,381,531
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	457,061	79,406
(Increase) decrease in current assets:
Accounts receivable	(6,910,513)	(5,111,137)
Other receivables	266,582	(101,877)
Prepaid expenses	(8,378,790)
Advance to suppliers	(491,096)	718,813
Inventories	363,945	(2,272,693)
Due from related party	—	(108,206)
Increase (decrease) in current liabilities:
Accounts payable	220,212	1,582,843
Advance from customers	4,431,338	2,466,295
Taxes payable	354,840	224,088
Other payables and accrued expenses	(1,408,412)	179,122
Net cash provided by operating activities	1,864,810	38,185
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,038,203)	(97,252)
Construction in progress	—	(320,995)
Net cash used in investing activities	(1,038,203)	(418,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	(400,814)
Short-term loans, net	—	(678,238)
Proceeds from long-term notes payable	—	41,050
Repayment of long-term notes payable	(26,208)	(20,214)
Notes payables - trade / related party	—	685,213
Repayment from / (Advance to) shareholder	(44,683)	26,484
Net cash used in financing activities	(70,891)	(346,519)
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	109,410	360,729
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	865,128	(365,852)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382,372	631,443
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,247,500	$265,591
Supplemental Cash flow data:
Income tax paid	$—	$—
Interest paid	$61,680	$62,033

See accompanying notes to the unaudited consolidated financial statements.

CHINA BIO ENERGY HOLDING GROUP CO., LTD.. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Bio Energy Holding Group Co., Ltd. (the “Company” or “CBEH”) was originally incorporated in the State of Delaware in July 1998 under the corporate name “AMS Marketing Inc.” and in October 2003, the Company changed its name to “International Imaging Systems, Inc.” On November 15, 2007, through a merger of its newly-formed wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd. (“Merger Sub”), the Company’s name was changed to “China Bio Energy Holding Group Co., Ltd.” The separate existence of Merger Sub then ceased after the merger. The Company is currently engaged in the development, exploration, production and distribution of bio-diesel and wholesale and processing of heavy oil and finished oil products through its indirect wholly owned operating subsidiary in China.

On October 23, 2007, the Company entered into a Share Exchange Agreement, with Baorun China Group Limited (“Baorun Group”), a company organized under the laws of Hong Kong, and its shareholders Redsky Group Limited (“Redsky Group”), a British Virgin Islands company, and Princeton Capital Group LLP, a New Jersey limited liability partnership, Castle Bison, Inc. and Stallion Ventures, LLC. Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of the Company’s common stock to Redsky Group and 1,500,000 shares of the Company’s common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became wholly owned subsidiary of the Company, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of the Company’s outstanding common stock.

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

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Baorun Group and Redsky Industrial, and its consolidated subsidiary, Baorun Industrial (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation

Use of Estimates

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

As of June 30, 2008 and December 31, 2007, the Company maintained restricted cash of $200,000 in an escrow account for the use of the Company’s investment relations only. It is presented as restricted cash on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at June 30, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of June 30, 2008 and December 31, 2007 were $5,091,561 and $499,908, respectively.

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

Years
Building	20
Vehicle	5
Office Equipment	5
Production Equipment	5

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

According to the PRC tax regulations, since Baorun Industrial uses the waste gas, water and residue to produce the products, the Company is eligible for the exemption of income taxes for six years from year 2004 to year 2010.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

There were no sales returns and allowances for the six and three months ended June 30, 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, manufacturing overhead and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Shipping Costs

Shipping costs are included in cost of goods sold and totaled approximately $300,000 and $155,000 for the six months ended June 30, 2008 and 2007; respectively and approximately $123,000 and $37,000 for the three months ended June 30, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2008 and 2007 was included net income and foreign currency translation adjustments.

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

	For the Six Months Ended June 30 (Unaudited)		For the Three Months Ended June 30 (Unaudited)
	2008	2007	2008	2007
Net income	$12,959,643	$2,381,531	$8,294,738	$1,418,608

Weighted average shares outstanding - basic	25,454,545	23,954,545	25,454,545	23,954,545
Effect of dilutive securities:
Convertible preferred stock	4,545,455	—	4,545,455	—
Unexercised warrants	2,891,850	—	2,685,185	—
Weighted average shares outstanding - diluted	32,891,850	23,954,545	32,685,185	23,954,545

Earnings per share - basic	$0.51	$0.10	0.33	0.06
Earnings per share - diluted	$0.39	$0.10	0.25	0.06

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment, that of processing and distributing finished oil. All of the Company’s assets are located in the PRC. All of the Company's sales are in the PRC and are involved in the processing and distribution of finished oil. For the six months ended June 30, 2008 and 2007, the Company had sales of approximately $21,115,000 and $0 from its biodiesel facility, respectively; and $14,469,000 and $0 for the three months ended June 30, 2008 and 2007 from its biodiesel facility, respectively.

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

 3.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2008 and December 31, 2007 amounted to $2,213,478 and $1,357,256, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4.  PREPAID EXPENSES

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 14 - Commitments) and prepayment to Ningxin Yuanshun Petrochemical Co (see Note 11 - Other Payables). At June 30, 2008 and December 31, 2007, the current portion of prepaid expenses was $6,030,947 and $2,896,493, respectively. At June 30, 2008, the noncurrent portion of prepaid expenses amounting $6,852,311 represents the prepaid rents that will be expensed after one year.

5.  INVENTORIES

Inventories consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Petroleum	$3,225,455	$2,909,158
Diesel	6,280,386	6,079,751
Heavy Oil	1,552,795	1,620,487
Other	1,417,184	1,473,566
Total	$12,475,820	$12,082,962

6.  OTHER RECEIVABLES

At June 30, 2008, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $308,422. At December 31, 2007, other receivables represented deposits for diesel oil equipments and three oil mill factories acquisitions in the amount of $1,548,681.

7.  PLANT AND EQUIPMENT

Plant and Equipment are summarized as follows:

	June 30, 2008 (Unaudited)	December 31, 2007
Building	$334,429	$314,459
Diesel Processing Equipment	8,136,815	7,500,890
Office Equipment	109,306	98,788
Other Equipment	1,995,495	25,086
Motor Vehicles	794,185	746,759
	11,370,230	8,685,982
Less: Accumulated Depreciation	1,023,062	519,732
Total	$10,347,168	$8,166,250

Depreciation expense for the six months ended June 30, 2008 and 2007 were approximately $457,000 and $79,000, respectively; and approximately $232,000 and $43,000 for the three months ended June 30, 2008 and 2007, respectively.

8.  DUE FROM RELATED PARTY

Due from related party represents the advance to and prepayment for the purchase of oil products from a related company that is 40% owned by one of the shareholder of Baorun Industrial. As of June 30, 2008 and December 31, 2007, due from this related party was $677,380 and $593,696, respectively. Purchase from this related party during six and three months ended June 30, 2008 and 2007 were $0.

9.  MAJOR CUSTOMERS AND VENDORS

Major Customers

For the six and three months ended June 30, 2007, one major customer accounted for approximately 13% of the Company’s total sales. For the six and three months ended June 30, 2008, no major customers accounted for over 8% of the Company’s total sales.

Major Vendors

For the six and three months ended June 30, 2007, one vendor provided approximately 73% of the Company’s total purchases. For the six months ended June 30, 2008, two major vendors provided approximately 44% and 12% of the Company’s total purchases, and these same vendors provided approximately 52% and 14% of the Company’s total purchases for the three months ended June 30, 2008, respectively. The accounts payable to these two vendors were $0 at June 30, 2008.

10.  TAX PAYABLE

Tax payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008 (Unaudited)	December 31, 2007
Value added tax payable	$465,483	$125,015
Urban maintenance and construction tax payable	32,583	—
Other tax payable	23	—
	$498,089	$125,015

11. OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment and short term advances from third parties, and loan from Ningxia Yuanshun Petrochemical Co. in which Ningxia Yuanshun in the amount of $2,496,965; Ningxia Yuanshun received $3,036,402 as prepaid expenses from Redsky Industrial. At June 30, 2008 and December 31, 2007, the other payables were $3,120,399 and $3,165,677, respectively.

12.  LOAN PAYABLE

The Company is obligated under a short term loan from a commercial bank in the PRC for the amount of $1,457,938 (RMB10, 000,000). This loan was entered into on August 31, 2007 with maturity on August 30, 2008. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.073% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal, and collateralized the Company’s diesel processing equipments for the guarantee.

13.  LONG-TERM LIABILITIES

Long-term liabilities are the loans payable for the automobiles. On September 27, 2006 the Company entered into a three year note payable for approximately $100,000. This note is collateralized by the car with an annualized interest rate of 6.3%. At June 30, 2008 and December 31, 2007, the outstanding loan balance for this car is $56,060 and $70,325, respectively.

In February, 2007, the Company entered into another two notes payable for additional two automobiles. One is a two year note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two year note for the loan amount of $19,800 with 7.56% annual interest rate. At June 30, 2008 and December 31, 2007, the outstanding loan balances for these two automobiles were $24,324 and $30,617, respectively. At June 30, 2008 and December 31, 2007, $65,743 and $67,287, respectively, of the total outstanding loan balance was reclassified to current portion of the liabilities that are payable within one year.

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

Lease Agreements

The Company leased one oil storage facility under a long term, non-cancelable, and renewable operating lease agreement since 2006 with expiration date on June 30, 2008. This lease has been renewed for additional six years with annual lease payment of $102,000 (RMB 700,000).

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement has been renewed for one year with expiration date on December 31, 2008. The other lease agreement has been terminated as lease term expired. The Company then entered into a new one year, non-cancelable and renewable lease agreement for a new oil storage facility with expiration date on December 31, 2008.

During 2007, the Company leased one gas station for operation under a long term, non-cancelable operating lease agreement with expiration date on December 31, 2027. The annual lease payment is approximately $17,500 (RMB 125,000) with a 5% increase every five year. The Company is required to pay in advance 50% of the sum of the first three year lease payments $53,000 (RMB 375,000) upon receiving the operating permits and related documents from the lessor, and pay the remaining 50% at the time of officially taking over the operation. The Company will pay the 4th year lease payment at the end of the second year of leasing, and pay the rents annually thereafter. This lease is classified as operating lease.

During the three months ended June 30, 2008, the Company leased an additional four gas stations for operation under a long term operating lease agreement with an initial term expiring on May 31, 2023. The annual lease payment for each gas station is approximately $437,000 (RMB 3,000,000). The Company is required to make the lease payments for all four gas stations in advance in five-year increments. The first five year aggregate lease payment of $8,747,631 (RMB 60,000,000) is due upon receipt of the operating permits and related documents from the lessor. This lease is classified as operating lease.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending June 30,	Amount

2009	$207,000
2010	122,000
2011	122,000
2012	122,000
2013	8,952,000
Years thereafter	9,226,000

Total	$18,751,000

Total rental expense for the six months ended June 30, 2008 and 2007 amounted to approximately $261,000 and $97,000, respectively; and approximately $231,000 and $97,000 for the three months ended June 30, 2008 and 2007, respectively.

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

Each share of preferred stock is convertible into a number of fully paid and non-assessable shares of common stock equal to the quotient of the liquidation preference amount per share of preferred stock, or $10.00, divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of preferred stock converted. No dividend is declared during six and three months ended June 30, 2008.

The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions: discount rate - 1.37%; dividend yield - 0%; expected volatility - 30% and term of 5 years.

Following is a summary of the warrant activity:

Outstanding as of December 31, 2007	5,681,819
Granted	—
Forfeited	—
Exercised	—
Outstanding as of June 30, 2008	5,681,819

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

	For the six months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Net income before income taxes	$12,959,643	$2,381,531	$8,294,738	$1,418,608
Tax provision	3,239,911	785,905	2,073,685	468,141
Net income	$9,719,732	$1,595,626	$6,221,053	$950,467

Results of Operations

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months Ended June 30
	2008		2007
	$	% of Sales	$	% of Sales
Sales	93,987,652	100%	25,276,379	100%
Cost of Sales	(80,394,701)	86%	(22,318,179)	88%
Gross Profit	13,592,951	14%	2,958,200	12%
General & Administrative Expenses	(571,495)	0.6%	(514,636)	2%
Income from Operation	13,021,456	14%	2,443,564	10%
Other Income (expenses), net	(61,813)	0.07%	(62,033)	0.25%
Net Income	12,959,643	14%	2,381,531	9%

Net sales. Net sales for six month ended June 30, 2008 were approximately $93.99 million compared to net sales in same period in 2007 of approximately $25.28 million, an increase in revenues of $68.71 million, or 272%. The increase was mainly due to two reasons. First, during the six months ended June 30, 2008, we used military-use railroad routes to sell and deliver our oil products to the customers in the provinces of China that commercial railroads cannot directly connect to. The advantage to delivering oil through military railroad stations and routes, is that we were able to strengthen and extend our sales network to provinces that we were unable to directly connect to before, which increased our sales. Second, there was an increase in our production of bio-diesel which also helped to increase our sales.

Cost of sales. Cost of sales for six month ended June 30, 2008 was approximately $80.39 million compared to cost of sales in same period in 2007 of approximately $22.32 million, an increase of $58.08 million, or 260%. The increase in cost of sales was attributable to the increase of production and sales activities during the six month ended June 30, 2008. Cost of sales as a percentage of sales was approximately 86% for six month ended June 30, 2008 and 88% for the same period in 2007, respectively. The decrease as a percentage of sales was due to the lower production cost through our self-supplied bio-diesel than the purchase price of diesel oil products from the market as we increased our production of bio-diesel during the six months ended June 30, 2008 comparing with same period in 2007.

Gross profit. Gross profit was approximately $13.59 million for six month ended June 30, 2008 as compared to approximately $2.96 million for same period in 2007, representing gross margins of approximately 14% and 12% respectively. During the six month ended June 30, 2008, the gross profit margin for making and selling Bio-diesel oil was approximately 30% and the gross profit margin for buying and reselling gasoline was approximately 11%. The improved gross margin is a result of increased market demand and also the lower cost of self-supplied bio-diesel products.

General and administrative expenses. General and administrative expenses for the six month ended June 30, 2008 were $571,495. The general and administrative expenses for the six month ended June 30, 2007 were $514,636, an increase of $56,859 or 11%. This increase was due to increased sales and productions for the six month ended June 30, 2008 and increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since October of 2007. The percentage of sales for the six month ended June 30, 2008 and 2007 is about 0.6% and 2%, respectively. The decrease in percentage of sales is due to the well managed operating cost by the company as sales increased in 2008.

Net income. The net income for the six month ended June 30, 2008 was $12.96 million as compared to $2.38 million for the same period in 2007. It was an increase of $10.58 million in net profit or 444%. The management believed that the net income increase is a result of the fast and continuing revenue growth and well control on cost and operating expenses.

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended June 30
	2008		2007
	$	% of Sales	$	% of Sales
Sales	58,426,812	100%	13,717,654	100%
Cost of Sales	(49,847,038)	85%	(11,873,889)	87%
Gross Profit	8,579,774	15%	1,843,765	13%
General & Administrative Expenses	(251,689)	0.4%	(387,535)	3%
Income from Operation	8,328,085	14%	1,456,230	11%
Other Income (expenses), net	(33,347)	0.06%	(37,622)	0.27%
Net Income	8,294,738	14%	1,418,608	10%

Net sales. Net sales for second quarter of 2008 were approximately $58.43 million compared to net sales in second quarter of 2007 of approximately $13.72 million, an increase in revenues of $44.71 million, or 326%. The increase was mainly due to increase in our new customers, ability to meet the demand for bio-diesel oil as we increased manufacturing of bio-diesel, and increased revenue from new leased gas stations in June.

Cost of sales. Cost of sales for second quarter of 2008 was approximately $49.85 million compared to cost of sales in second quarter of 2007 of approximately $11.87 million, an increase of $37.97 million, or 320%. The increase in cost of sales was attributable to the increase of production and sales activities in second quarter of 2008. Cost of sales as a percentage of sales was approximately 85% for second quarter, 2008 and 87% for second quarter, 2007, respectively. The decrease as a percentage of sales was due to relatively low production cost for bio-diesel oil compared to the purchase price of diesel oil products from the market as we increased our production of bio-diesel during the second quarter of 2008 comparing with same period of 2007.

Gross profit. Gross profit was approximately $8.58 million for second quarter of 2008 as compared to approximately $1.84 million for second quarter of 2007, representing gross margins of approximately 15% and 13% respectively. During the second quarter of 2008, the gross profit margin for making and selling Bio-diesel oil was approximately 31% and the gross profit margin for buying and reselling gasoline was approximately 10%. The improved gross margin is a result of increased market demand and also the lower cost of self-supplied bio-diesel products.

General and administrative expenses. General and administrative expenses for the second quarter of 2008 were $251,689. The general and administrative expenses for the second quarter of 2007 were $387,535, a decrease of $135,846 or 35%. The percentage of sales for the second quarter of 2008 and 2007 are 0.4% and 3%, respectively, which was due to well managed operating cost by the company as sales increases in second quarter of 2008.

Net income. The net income for the second quarter of 2008 was $8.29 million as compared to $1.42 million for the second quarter in 2007. It was an increase of $6.88 million in net profit or 485%. The management believed that the net income increase is a result of the fast and continuing revenue growth and well control of the cost and operating expenses.

Liquidity and Capital Resources

Comparison of Six Months Ended June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, we had cash and cash equivalents of approximately $2.2 million and $1.4 million, respectively. At June 30, 2008, other current assets were approximately $46.9 million and current liabilities were approximately $10.7 million, as compared to other current assets of approximately $34.2 million and current liabilities of approximately $5.5 million at December 31, 2007. Working capital equaled approximately $38.5 million at June 30, 2008, compared to $30 million at December 31, 2007, an increase of 28%. The ratio of current assets to current liabilities was 4.6-to-1 at June 30, 2008, compared to 6.5-to-1 at the December 31, 2007. The increase in working capital in six months ended June 30, 2008 was primarily due to the increased sales during 2008. The decrease in the current ratio in six months ended June 30, 2008 was primarily related to increase in current liabilities of advance from customers.

We believe we have sufficient cash to continue our current business through June 30, 2009 due to expected increased sales revenue and net income from operations. We intend to expand our current operations through (i) our completed acquisition of three oil extraction plants; (ii) expansion of our 100,000 ton bio-diesel manufacturing facility; and (iii) the acquisition of several additional gas stations over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof. Failure to obtain such financing could have a material adverse effect on our business expansion.

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

We do not believe that inflation had a significant negative impact on our results of operations during the year ended June 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in):
Operating Activities	$1,864,812	$38,185
Investing Activities	(1,038,203)	(418,247)
Financing Activities	$(70,891)	$(346,519)

Net cash provided by operating activities was $1,864,812 in six months ended June 30, 2008, as compared to $38,185 net cash provided by operating activities in same period of 2007. The increase in net cash during the six months ended June 30, 2008 comparing with same period of 2007 was mainly due to rapid increase in net income and advances from customers, but at the same time, our accounts receivables have increased and we’ve prepaid next 5 years rents for four new leased gas stations of approximately $8,500,000, which held back our cash inflows.

Net cash used in investing activities was $1,038,203 during the six months ended June 30, 2008, as compared to net cash used in investing activities of $418,247 in same period of 2007. The increase of net cash used in investing activities in 2008 was mainly due to the amounts paid for purchasing three oil extraction plants and further construction and improvements on these three oil extraction plants.

Net cash used in financing activities was $70,891 in the six months ended June 30, 2008 as compared to net cash used in financing activities of $346,519 for same period of 2007. The decrease of net cash flow used by financing activities in 2008 was mainly due to paying off most of our loans during the six months ended June 30, 2007.

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

Contractual Obligations

Short-term loan

The Company is obligated under a short term loan from a commercial bank in the PRC for the amount of $1,457,938 (RMB10, 000,000). This loan was entered into on August 31, 2007 with maturity on August 30, 2008. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.073% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal, and collateralized the Company’s diesel processing equipments for the guarantee.

Long-term liabilities

Long-term liabilities are the loans payable for the automobiles. On September 27, 2006 the Company entered into a three year note payable for approximately $100,000. This note is collateralized by the car with an annualized interest rate of 6.3%. At June 30, 2008, the outstanding loan balance for this car is $56,061.

In February, 2007, the Company entered into another two notes payable for additional two automobiles. One is a two year note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two year note for the loan amount of $19,800 with 7.56% annual interest rate. At June 30, 2008, the outstanding loan balances for these two automobiles were $24,324. At June 30, 2008, $65,743 of the total outstanding loan balance has been reclassified to current portion of the liabilities that are payable within one year.

Operating leases

As of June 30, 2008, we have three lease agreements for oil storage facilities. The first lease agreement, expiring on June 30, 2016, is a long-term operating lease agreement. The other two lease agreements expiring on December 31, 2008, are short-term renewable agreements. The aggregate payments remaining under these three lease agreements approximately equal $737,000.

During 2007, we leased one gas station for operation under a long-term operating lease agreement expiring on December 31, 2027. Total rent payments for the gas station due during 2008 will equal an aggregate of $20,000.

During the quarter ended June 30, 2008, we leased four gas stations for operation under a long-term operating lease agreement expiring on May 31, 2023. We’ve prepaid five-year lease payment in advance. The aggregate payments remaining under this lease agreement approximately equal $17,495,000.

Recently Issued Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T—CONTROL AND PROCEDURES

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

China Bio Energy Holding Group Co., Ltd.

Dated: August 14, 2008	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President