Form 10-Q
period 2008-09-30
China Bio Energy Holding Group Co., Ltd.
filed 2008-11-07
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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
☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of November 5, 2008, there were 27,159,091 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

PART I.	FINANCIAL INFORMATION

Item 1 Financial Statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of December 31,
	2008 (Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$522,013	$1,382,371
Restricted cash	200,000	200,000
Accounts receivable	6,814,871	288,589
Other receivables	765,567	1,548,681
Prepaid expenses	6,073,631	2,896,493
Advance to suppliers	18,726,762	16,546,506
Inventories	23,008,301	12,082,962
Due from related party	109,012	593,696

Total current assets	56,220,157	35,539,298

PREPAID EXPENSE - NONCURRENT	6,453,505	-

PROPERTY AND EQUIPMENT, net	10,269,554	8,166,250

TOTAL ASSETS	$72,943,216	$43,705,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$179,617
Advance from customers	3,860,084	499,908
Taxes payable	95,721	125,015
Other payables	3,267,739	3,165,677
Accrued expenses	-	67,875
Bank loans payable	2,200,059	1,370,877
Auto loans payable - current portion	66,889	67,287

Total current liabilities	9,490,492	5,476,256

AUTO LOANS PAYABLE - NONCURRENT	-	33,655

Total liabilities	9,490,492	5,509,911

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 1,000,000; issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, $.0001 par value; authorized shares 80,000,000; issued and outstanding 25,454,545 shares	2,545	2,545
Paid in capital	19,611,938	19,611,938
Statutory reserve	2,051,030	2,051,030
Accumulated other comprehensive income	5,509,449	2,319,732
Retained earnings	36,276,762	14,209,392

Total stockholders' equity	63,452,724	38,195,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,943,216	$43,705,548
The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2008	2007	2008	2007

Sales	$156,878,997	$64,834,695	$62,891,345	$40,263,868

Cost of goods sold	134,134,971	57,453,443	53,740,270	35,857,368

Gross profit	22,744,026	7,381,252	9,151,075	4,406,500

General and administrative expenses	962,445	801,487	390,950	286,067

Income from operations	21,781,581	6,579,765	8,760,125	4,120,433

Non-operating income (expenses)
Interest expenses	(93,487)	(98,848)	(34,264)	(24,835)
Other income	381,892	-	381,892	-
Other expenses	(2,572)	-	(28)	-
Financial expenses	(46)	-	-	-

Total non-operating income (expenses)	285,787	(98,848)	347,600	(24,835)

Net income	22,067,368	6,480,917	9,107,725	4,095,598

Other comprehensive item
Foreign currency translation gain	3,189,717	505,895	401,005	145,166

Comprehensive Income	$25,257,085	$6,986,812	$9,508,730	$4,240,764

Basic and diluted weighted average shares outstanding
Basic	25,454,545	23,954,545	25,454,545	23,954,545
Diluted	32,584,227	23,954,545	33,227,052	23,954,545

Basic and diluted net earnings per share available to common stockholders
Basic	$0.87	$0.27	$0.36	$0.17
Diluted	$0.68	$0.27	$0.27	$0.17

The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For The Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,067,368	$6,480,917
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	749,501	122,332
(Increase) decrease in current assets:
Accounts receivable	(6,352,376)	(1,243,832)
Other receivables	(3,079,462)	(82,790)
Prepaid expenses	(6,301,017)	(44,381)
Advance to suppliers	(999,417)	1,223,391
Inventories	(9,842,506)	(4,478,629)
Due from related party	513,752	201,850
Increase (decrease) in current liabilities:
Accounts payable	(187,632)	(693,621)
Advance from customers	3,246,659	(303,158)
Taxes payable	(37,134)	(205,522)
Other payables and accrued expenses	(187,315)	223,782

Net cash provided by (used in) operating activities	(409,579)	1,200,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,200,352)	(128,400)
Construction in progress	-	(2,481,172)

Net cash used in investing activities	(1,200,352)	(2,609,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	-	(424,126)
Short-term loans	716,025	645,039
Proceeds from long-term payables	-	458,031
Repayment of auto loans payable	(40,138)	-
Repayment from shareholder	-	49,455

Net cash provided by financing activities	675,887	728,399

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	73,686	505,895

NET DECREASE IN CASH AND CASH EQUIVALENTS	(860,358)	(174,939)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382,371	631,443

CASH AND CASH EQUIVALENTS, END OF PERIOD	$522,013	$456,504

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$91,278	$98,848

The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On October 23, 2007, the Company entered into a Share Exchange Agreement, with Baorun China Group Limited (“Baorun Group”), a company organized under the laws of Hong Kong, and its shareholders Redsky Group Limited (“Redsky Group”), a British Virgin Islands company and Princeton Capital Group LLP, a New Jersey limited liability partnership, and the Company’s then principal stockholders, Castle Bison, Inc. and Stallion Ventures, LLC. Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of the Company’s common stock to Redsky Group and 1,500,000 shares of the Company’s common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became wholly owned subsidiary of the Company, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of the Company’s outstanding common stock.

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

The Company believes that current PRC corporate rules and regulations do not preclude Redsky Industrial, and thereby the Company, from exercising effective control of Baorun Industrial, the operating entity of the Company. . Pursuant to the terms of the Business Cooperation Agreement, as amended (“Cooperation Agreement”) entered into between Redsky Industrial and Baorun Industrial, Baorun Industrial l granted to Redsky Industrial the right to claim 100% of the net income, or loss, of Baorun Industrial in consideration for the services provided by Redsky Industrial. Under the Cooperation Agreement, Baorun Industrial cannot assign its rights under such agreement to a third party without Redsky Industrial’s consent. Redsky Industrial must notify Baorun Industrial of its intent to assign the agreement to a third party, but does not need the consent of Baorun Industrial for such assignment. Under the Cooperation Agreement Redsky Industrial is to absorb 100% of the net income, or loss, of Baorun Industrial. In addition, Baorun Industrial granted to Redsky Industrial the right to any residual returns and dividends from Baorun Industrial. Accordingly, as Redsky Industrial is a wholly owned subsidiary of Baorun Group, which is ultimately a subsidiary of the Company, 100% of Baorun Industrial will be consolidated into Redsky Industrial and ultimately the Company. The right to absorb these benefits, and expenses, are in place for the entire life of the Cooperation Agreement, or until such time that the Cooperation Agreement is voided or cancelled.

The assets and liabilities of Baorun Industrial are accounted for at their historical rate, similar to the manner in which Baorun Group was treated by the Company in the Share Exchange. Baorun Industrial is not a self-supporting entity and requires the support of Redsky Industrial and its related entities. Redsky Industrial and its related entities financed Baorun Industrial through the issuance of shares of preferred stock by the Company, Redsky Industrial’s ultimate parent. This financing enabled Baorun Industrial to pursue bio-energy production projects and to expand existing conventional oil/energy projects.

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

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

As of September 30, 2008 and December 31, 2007, the Company maintained restricted cash of $200,000 in an escrow account for the use of the Company’s investment relations only. It is presented as restricted cash on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, no allowance was deemed necessary at September 30, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of September 30, 2008 and December 31, 2007 were $3,860,084 and $499,908, respectively.

Plant, Property and Equipment

Plant, property and equipment is stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Sales revenue represents the invoiced value of goods sold, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for the nine and three months ended September 30, 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, manufacturing overhead and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Shipping Costs

Shipping costs are included in cost of goods sold and totaled approximately $340,000 and $250,000 for the nine months ended September 30, 2008 and 2007; respectively and approximately $38,000 and $132,000 for the three months ended September 30, 2008 and 2007, respectively.

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

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2008 and 2007 was included net income and foreign currency translation adjustments.

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

	For the Nine Months Ended September 30 (Unaudited)		For the Three Months Ended September 30 (Unaudited)
	2008	2007	2008	2007
Net income	$22,067,368	$6,480,917	$9,107,725	$4,095,598

Weighted average shares outstanding - basic	25,454,545	23,954,545	25,454,545	23,954,545
Effect of dilutive securities:
Convertible preferred stock	4,545,455	—	4,545,455	—
Unexercised warrants	2,584,227	—	3,227,052	—
Weighted average shares outstanding - diluted	32,584,227	23,954,545	33,227,052	23,954,545

Earnings per share - basic	$0.87	$0.27	0.36	0.17
Earnings per share - diluted	$0.68	$0.27	0.27	0.17

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment, that of processing and distributing finished oil. All of the Company’s assets are located in the PRC. All of the Company’s sales are in the PRC and are involved in the processing and distribution of finished oil. For the nine months ended September 30, 2008 and 2007, the Company had sales of approximately $35,798,000 and $0 from its biodiesel facility, respectively; and $14,758,000 and $0 for the three months ended September 30, 2008 and 2007 from its biodiesel facility, respectively.

New Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2008 and December 31, 2007 amounted to $506,291 and $1,357,256, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4.	PREPAID EXPENSES

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 14 - Commitments) and prepayment to Ningxia Yuanshun Petrochemical Co (see Note 11 - Other Payables). At September 30, 2008 and December 31, 2007, the current portion of prepaid expenses was $6,073,631 and $2,896,493, respectively. At September 30, 2008, the noncurrent portion of prepaid expenses amounting $6,453,505 represents the prepaid rents that will be expensed after one year.

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Petroleum	$1,433,131	$2,909,158
Diesel	12,816,092	6,079,751
Heavy Oil	1,378,776	1,620,487
Other supplemental material	7,380,302	1,473,566
Total	$23,008,301	$12,082,962

6.	OTHER RECEIVABLES

At September 30, 2008, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $765,567. At December 31, 2007, other receivables represented deposits for diesel oil equipments and three oil mill factories acquisitions in the amount of $1,548,681.

7.	PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment is summarized as follows:
	September 30, 2008 (Unaudited)	December 31, 2007
Building	$336,440	$314,459
Diesel Processing Equipment	10,312,209	7,500,890
Office Equipment	118,205	98,788
Other Equipment	27,442	25,086
Motor Vehicles	798,960	746,759
	11,593,256	8,685,982
Less: Accumulated Depreciation	1,323,702	519,732
Total	$10,269,554	$8,166,250

Depreciation expense for the nine months ended September 30, 2008 and 2007 were approximately $749,000 and $122,000, respectively; and approximately $293,000 and $43,000 for the three months ended September 30, 2008 and 2007, respectively.

8.	DUE FROM RELATED PARTY

Due from related party represents the advance to and prepayment for the purchase of oil products from a related company that is 40% owned by one of the shareholder of Baorun Industrial. As of September 30, 2008 and December 31, 2007, due from this related party was $109,012 and $593,696, respectively. Purchase from this related party during nine and three months ended September 30, 2008 and 2007 were $0.

9.	MAJOR CUSTOMERS AND VENDORS

Major Customers

For the nine and three months ended September 30, 2007 and 2008, no major customers accounted for over 10% of the Company’s total sales.

Major Vendors

For the nine months ended September 30, 2007, one vendor provided approximately 77.67% of the Company’s total purchases. For the three months ended September 30, 2007, two major vendors provided approximately 72.01% and 14.43% of the Company’s total purchases, respectively. For the nine months and three months ended September 30, 2008, one vendor provided approximately 43.10% and 41.39% of the Company’s total purchases, respectively. The accounts payable to this vendor was $0 at September 30, 2008.

10.	TAX PAYABLE

Tax payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2007
Value added tax payable	$89,428	$125,015
Urban maintenance and construction tax payable	6,260	—
Other tax payable	33	—
	$95,721	$125,015

11.	OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and loan of $3,054,662 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,054,662 prepayment from Redsky Industrial. At September 30, 2008 and December 31, 2007, the other payables were $3,267,739 and $3,165,677, respectively.

12.	LOAN PAYABLE

The Company is obligated under two short term loans from commercial banks in the PRC. The first loan of $1,457,938 (RMB10, 000,000) was entered into on August 31, 2007 with renewed maturity to August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.5905% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2% of the loan principal, and collateralized the Company’s diesel processing equipments for the guarantee.

The second loan of $733,352 (RMB 5,000,000) was entered into on August 31, 2008 with maturity on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum.

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

During the nine months ended September 30, 2008, the Company leased additional four gas stations for operation under a long term operating lease agreement with an initial term expiring on May 31, 2023. The annual lease payment for each gas station is approximately $437,000 (RMB 3,000,000). The Company is required to make the lease payments for all four gas stations in advance in five-year increments. The first five year aggregate lease payment of $8,747,631 (RMB 60,000,000) is due upon receipt of the operating permits and related documents from the lessor. This lease is classified as operating lease.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending September 30,	Amount

2009	$207,000
2010	122,000
2011	122,000
2012	122,000
2013	8,952,000
Years thereafter	8,995,000

Total	$18,520,000

Total rental expense for the nine months ended September 30, 2008 and 2007 amounted to approximately $724,,000 and $54,000, respectively; and approximately $536,000 and $0 for the three months ended September 30, 2008 and 2007, respectively.

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

Reverse Merger

On October 23, 2007, the Company entered into a Share Exchange Agreement with Baorun China, its shareholders Redsky Group Limited and Princeton Capital Group LLP, and the Company’s then principal stockholders, Castle Bison, Inc. and Stallion Ventures, LLC. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred all of their shares constituting 100% of the issued and outstanding ordinary shares of Baorun China in exchange for the issuance of 22,454,545 shares of the Company’s common stock to Redsky Group and 1,500,000 shares of the Company’s common stock to Princeton Capital Group. As a result of this share exchange, Baorun China became a wholly-owned subsidiary of the Company, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of the Company’s outstanding common stock.

Prior to the Share Exchange, Redsky Industrial, a WFOE subsidiary of Baorun China in the PRC, executed a series of exclusive contractual agreements with Baorun Industrial. These contractual agreements allow Redsky Industrial to, among other things, secure significant rights to influence Baorun Industrial’s business operations, policies and management, approve all matters requiring shareholder approval, and the right to include 100% of net income earned by Baorun Industrial as part of our Consolidated Financial Statements.

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

Each share of preferred stock is convertible into a number of fully paid and non-assessable shares of common stock equal to the quotient of the liquidation preference amount per share of preferred stock, or $10.00, divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of preferred stock converted. No dividend is declared during nine and three months ended September 30, 2008.

The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions: discount rate - 1.37%; dividend yield - 0%; expected volatility - 30% and term of 5 years.

Following is a summary of the warrant activity:

Outstanding as of December 31, 2007	5,681,819
Granted	—
Forfeited	—
Exercised	—
Outstanding as of September 30, 2008	5,681,819

16.	OPERATING RISK

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

17.	SUBSEQUENT EVENT

On October 14, 2008, the Company entered into a securities purchase agreement (“Debenture Purchase Agreement”) with an institutional investor for the issuance and sale of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which is convertible into 2,465,753 shares of Series B Convertible Preferred Stock at $3.65 per share (the “Financing’).

In connection with the Financing, the Company entered into an escrow agreement (the “Escrow Agreement”) with the investor and the majority stockholder of the Company, pursuant to which 2,465,753 shares of common stock owned by the majority stockholder (the “Escrow Shares”) have been deposited in escrow and held as security for the achievement by the Company of (i) $28,000,000 Net Income (as defined below), and (ii) fully diluted earnings per share of no less than $0.73 (the “Performance Thresholds”). If the Company achieves the Performance Thresholds, the Escrow Shares will be released to such stockholder. If the Company achieves no more than 50% of the Performance Thresholds, the Escrow Shares will be disbursed to the investor. If the Company achieves more than 50% and less than 100% of the Performance Thresholds, the Escrow Agent will disburse to the investor that number of Escrow Shares equal to two (2) times the percentage by which the lowest performance threshold was not achieved.

In connection with the Financing, the Company also entered into a Management Escrow Agreement with the Investor, pursuant to which $750,000 of the Financing proceeds were delivered into an escrow account, which funds will be released in installments of $250,000 upon the appointment of (i) a new Chief Financial Officer, (ii) a Vice President of Investor Relations, and (iii) upon the Company’s compliance with NASDAQ’s corporate governance requirements, including but not limited to appointing three persons to serve as “independent” directors (as such term is defined under the NASDAQ Stock Market rules) on our Board of Directors and forming the Audit Committee and the Compensation Committee of our Board of Directors.

The Company also received an additional $5,113,638 from the exercise of approximately1.7 million issued and outstanding warrants at a strike price of $3.00.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Plant, Property and Equipment

Plant, property and equipment is stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

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

	For the nine months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
Net income before income taxes	$22,067,368	$6,480,917	$9,107,725	$4,095,598
Tax provision	5,516,842	2,138,703	2,276,931	1,351,547
Net income	$16,550,526	$4,342,214	$6,830,794	$2,744,051

Results of Operations

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine Months Ended September 30
	2008		2007
	$	% of Sales	$	% of Sales
Sales	156,878,997	100%	64,834,695	100%
Cost of Sales	134,134,971	85.5%	57,453,443	88.6%
Gross Profit	22,744,026	14.5%	7,381,252	11.4%
General & Administrative Expenses	962,445	0.6%	801,487	1.24%
Income from Operation	21,781,581	14%	6,579,765	10%
Other Income (expenses), net	285,787	0.18%	(98,848)	0.15%
Net Income	22,067,368	14%	6,480,917	10%

Net sales. Net sales for the nine months ended September 30, 2008 were approximately $156.9 million compared to net sales in same period in 2007 of approximately $64.8 million, an increase in revenues of $92.1 million, or 142%. The increase was mainly due to four reasons. First, the production and sale of bio-diesel during the first nine months of September 2008 contributed significantly to net sales, compared to the same period last year when we had not yet commenced bio-diesel production. Second, there was an increase in demand for oil products from our customers as their businesses grew and expanded. Third, we had increased revenue as the result of the four new leased gas stations. Fourth, we have commenced selling of supplementary products during the nine months ended September 30, 2008, which we were not selling in the comparable period in 2009.

Cost of sales. Cost of sales for the nine months ended September 30, 2008 was approximately $134.13 million compared to the cost of sales in the same period in 2007 of approximately $57.45 million, an increase of $76.68 million, or 133%. The increase in cost of sales was attributable to an increase in production and sales activities during the nine months ended September 30, 2008. Cost of sales as a percentage of sales was approximately 85.5% for the nine months ended September 30, 2008 and 88.6% for the same period in 2007, respectively. The decrease as a percentage of sales was due to lower production costs as a result of producing our own bio-diesel since October 2007,compared to the cost of purchasing diesel oil products from the market.

Gross profit. Gross profit was approximately $22.74 million for the nine months ended September 30, 2008 as compared to approximately $7.38 million for the same period in 2007, representing gross margins of approximately 14.5% and 11.4% respectively. During the nine months ended September 30, 2008, the gross profit margin for making and selling bio-diesel oil was approximately 30.5% and the gross profit margin for buying and reselling other oil products like gasoline and diesel oil was approximately 10.9%. The improved gross margin is a result of increased market demand for our products and also a reduction in costs as a result of supplying our own bio-diesel.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2008 were $962,445. The general and administrative expenses for the nine months ended September 30, 2007 were $801,487, an increase of $160,958 or 20%. This increase was due to hiring additional employees in line with the expansion of our business for the nine months ended September 30, 2008 and increase in audit, legal, consulting and filing expenses in connection with the Company becoming public in US in October of 2007. General and administrative expenses as a percentage of sales for the nine months ended September 30, 2008 and 2007 is approximately 0.6% and 1.24%, respectively. The decrease in percentage of sales is due to management successful managing the Company’s operating costs as sales increased in 2008.

Net income. The net income for the nine months ended September 30, 2008 was $22.07 million as compared to $6.48 million for the same period in 2007. It was an increase of $15.59 million in net profit or 241%. Management believes that the net income increase is the result of the fast and continuing revenue growth, as well as controlling costs and operating expenses.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended September 30
	2008		2007
	$	% of Sales	$	% of Sales
Sales	62,891,345	100%	40,263,868	100%
Cost of Sales	53,740,270	85%	35,857,368	89%
Gross Profit	9,151,075	15%	4,406,500	11%
General & Administrative Expenses	390,950	0.6%	286,067	0.7%
Income from Operation	8,760,125	14%	4,120,433	10%
Other Income (expenses), net	347,600	0.06%	(24,835)	0.06%
Net Income	9,107,725	14.5%	4,095,598	10%

Net sales. Net sales for the three months ended September 30, 2008 were approximately $62.89 million compared to net sales in the three months ended September 30, 2007 of approximately $40.26 million, which was an increase in revenues of $22.63 million, or 56%. The increase was mainly due to an increase in demand for oil products from our existing and new customers, our ability to meet the continued demand for bio-diesel oil as our production increased, increased revenue from the new leased gas stations, and commencing the sale of supplementary products during 2008.

Cost of sales. Cost of sales for the three months ended September 30, 2008 was approximately $53.74 million compared to cost of sales in the three months ended September 30, 2007 of approximately $35.86 million, an increase of $17.88 million, or 50%. The increase in cost of sales was attributable to the increase of production and sales activities in the three months ended September 30, 2008. Cost of sales as a percentage of sales was approximately 85% for the three months ended September 30, 2008 and 89% for the three months ended September 30, 2007, respectively. The decrease as a percentage of sales was due to relatively low production cost for bio-diesel oil compared to the purchase price of diesel oil products from the market as we commenced our production of bio-diesel since October of 2007.

Gross profit. Gross profit was approximately $9.15 million for the three months ended September 30, 2008 as compared to approximately $4.41 million for the three months ended September 30, 2007, representing gross margins of approximately 15% and 11% respectively. During the three months ended September 30, 2008, the gross profit margin for making and selling bio-diesel oil was approximately 31% and the gross profit margin for buying and reselling other oil products like gasoline and diesel oil was approximately 10.6%. The improved gross margin is a result of increased market demand and also the lower cost of self-supplied bio-diesel products.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 were $390,950. The general and administrative expenses for the three months ended September 30, 2007 were $286,067, an increase of $104,883 or 37%. This increase was due to increased sales and production. The percentage of sales for the three months ended September 30, 2008 and 2007, were 0.6% and 0.7%, respectively. The slight decrease was due to well managed operating costs by the Company as sales increased. .

Net income. The net income for the three months ended September 30, 2008 was $9.11 million as compared to $4.1 million for the three months ended September 30, 2007. It was an increase of $5.01 million in net profits, or 122%. Management believes that the net income increase is a result of the fast and continuing revenue growth, as well as controlling costs and operating expenses.

Liquidity and Capital Resources

As of September 30, 2008 and December 31, 2007, we had cash and cash equivalents of approximately $0.5 million and $1.4 million, respectively. At September 30, 2008, other current assets were approximately $55.7 million and current liabilities were approximately $9.49 million, as compared to other current assets of approximately $34.2 million and current liabilities of approximately $5.5 million at December 31, 2007. Working capital equaled approximately $46.7 million at September 30, 2008, compared to $30 million at December 31, 2007, an increase of 55.67%. The ratio of current assets to current liabilities was 5.9-to-1 at September 30, 2008, compared to 6.5-to-1 at the December 31, 2007. The increase in working capital in nine months ended September 30, 2008 was primarily due to the increased sales during 2008. The decrease in the current ratio in nine months ended September 30, 2008 was primarily related to increase in advance from customers and short term bank loans payable.

We believe we have sufficient cash to continue our current business through September 30, 2009 due to expected increased sales revenue and net income from operations. We intend to continue the expansion of our current operations by (i) acquiring more oil extraction plants; (ii) expanding our 100,000 ton bio-diesel manufacturing facility; and (iii) acquiring several additional gas stations over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof. Failure to obtain such financing could have a material adverse effect on our business expansion.

Our future capital requirements will depend on a number of factors, including:

•	competing technological and market developments;

•	our ability to maintain our existing, and establish new collaborative relationships; and

•	the development of commercialization activities and arrangements.

We do not anticipate any additional material research and development expenses during the next 12 months.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in):
Operating Activities	$(409,579)	$1,200,339
Investing Activities	(1,200,352)	(2,609,572)
Financing Activities	$675,887	$728,399

Net cash used in operating activities was $(409,579) in the nine months ended September 30, 2008, compared to $1,200,339 net cash provided by operating activities in same period of 2007. The decrease in net cash during the nine months ended September 30, 2008 compared with same period of 2007 was primarily due to an increase in account receivables, other receivables, advances to suppliers, inventory, and prepayments of approximately $8,500,000 in rent for the next 5 years for our new leased gas stations . At the same time, our other payables and accrued expenses have decreased.

Net cash used in investing activities was $1,200,352 during the nine months ended September 30, 2008, as compared to net cash used in investing activities of $2,609,572 in same period of 2007. The decrease of net cash used in investing activities in 2008 was because we invested more in fixed assets during 2007 compared to 2008. During the nine months ended September 30, 2008, we paid $1.2 million to purchase three oil extraction plants and for further construction and improvements on these three oil extraction plants, while during the same period of 2007, we had paid $2.48 million for construction in progress which was completed in 2008.

Net cash provided by financing activities was $675,887 in the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $728,399 for same period of 2007. The increase of net cash provided by financing activities in 2008 was mainly due to an increase in short term bank loans during the nine months ended September 30, 2008.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the nine months ended September 30, 2008.

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

Contractual Obligations

Short-term loan

The Company is obligated under two short term loans from commercial banks in the PRC. The first loan of $1,457,938 (RMB10, 000,000) was entered into on August 31, 2007 and matures on August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an interest rate of 8.5905% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them a guarantee fee equal to 2% of the loan principal, and used the Company’s diesel processing equipments as collateral for the guarantee.

The second loan of $733,352 (RMB 5,000,000) was entered into on August 31, 2008 and matures on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum.

Auto loans payable

On September 27, 2006 the Company entered into a three year note payable of approximately $100,000 for one automobile. This note is collateralized by the car with an annualized interest rate of 6.3%. In February, 2007, the Company entered into another two notes payable for additional two automobiles. One is a two year note for the loan amount of approximately $25,500 with 7.56% interest rate per annum. The other one is a two year note for the loan amount of $19,800 with 7.56% annual interest rate. At September 30, 2008, the outstanding auto loans balances were $66,889.

Operating leases

As of September 30, 2008, we have three lease agreements for oil storage facilities. The first lease agreement, expiring on June 30, 2016, is a long-term operating lease agreement. The other two lease agreements expiring on December 31, 2008, are short-term renewable agreements. The aggregate payments remaining under these three lease agreements approximately equal $737,000.

During 2007, we leased one gas station for operation under a long-term operating lease agreement expiring on December 31, 2027. Total rent payments for the gas station due during 2008 will equal an aggregate of $20,000.

During the nine months ended September 30, 2008, we leased four gas stations for operation under a long-term operating lease agreement expiring on May 31, 2023. We’ve prepaid five-year lease payment in advance. The aggregate payments remaining under this lease agreement approximately equal $17,495,000.

Recently Issued Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T Control and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item1A Risk Factors

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A..

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

Dated: November 7, 2008	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President