Form 10-K
period 2008-12-31
China Bio Energy Holding Group Co., Ltd.
filed 2009-03-25
CIK 1070045

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Bio Energy Holding Group Co., Ltd.

( Exact Name of Registrant as Specified in its Charter)

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the issuer, based on the last sale price of the common stock, as reported by the OTC Bulletin Board on June 30, 2008, was $27,000,000. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant’s common stock are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2009, there were 27,169,091 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

3

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

Item 1.	Description of Business.

Company Overview and Structure

We are engaged in three business segments, the development, exploration, production and distribution of bio-diesel, the wholesale distribution and processing of heavy oil and finished oil products, and the sale of gasoline and diesel at retail gas stations. Through certain contractual agreements between our wholly owned indirect subsidiary, Redsky Industrial (Xi’an) Co., Ltd. (“Redsky Industrial”), and Xi’an Baorun Industrial Development Co., Ltd. (“Baorun Industrial”). Redsky Industrial, a registered wholly foreign owned enterprise (“WFOE”) in the People’s Republic of China, is a subsidiary of Baorun China Group Limited (“Baorun Group)”, our direct wholly owned subsidiary.

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

Since Baorun Group owns Redsky Industrial, which effectively controls Baorun Industrial, Baorun Industrial is deemed a subsidiary of Baorun Group, a legal subsidiary of the Company. Based on Baorun Industrial’s contractual relationship with Redsky Industrial as set forth in the Exclusive Business Cooperation Agreement, we have determined that a variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Under FIN 46(R), Baorun Industrial is to be presented as a consolidated subsidiary of the Company.

The contractual agreements entered into by us and the shareholders of Baorun Industrial include:

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered into between Redsky Industrial and Baorun Industrial on October 19, 2007, as amended on March 24, 2008, Redsky Industrial has the exclusive right to provide to Baorun Industrial complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Baorun Industrial has agreed to pay an annual service fee to Redsky Industrial equal to 100% of the annual net income of Baorun Industrial. This agreement has a ten-year term, subject to renewal at the option of Redsky Industrial and early termination.  Redsky has the right to terminate this agreement for any reason upon 30 days written notice  Baorun Industrial only has the right to terminate in the event of the gross negligence of, or fraudulent acts by Redsky Industrial.

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

Incentive Option Agreements

On October 19, 2007, Redsky Group entered into an Incentive Option Agreement with Mr. Gao Xincheng, our Chairman, Chief Executive Officer and President, whereby Redsky Group granted an incentive option to Mr. Gao to purchase 3,000 ordinary shares of Redsky Group at an exercise price of $1.00 per share for a total aggregate consideration of $3,000.  In connection with the Share Exchange, Redsky Group was issued 22,454,545 shares of our common stock.  In August 2008, Mr. Gao exercised the option.  Pursuant to the terms of the option agreement upon Mr. Gao’s exercise of the option,, Redsky Group repurchased the shares of Redsky Group then owned by its sole stockholder and as a result, Mr. Gao became the sole stockholder of Redsky Group.

Company Background

We acquired Baorun Group pursuant to a Share Exchange Agreement, dated October 23, 2007, with Baorun Group, Redsky Group Limited (“Redsky Group”), a British Virgin Islands company, Princeton Capital Group LLP, Castle Bison, Inc. and Stallion Ventures, LLC. Together, Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred to us all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of our common stock to Redsky Group and 1,500,000 shares of our common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became our wholly owned subsidiary and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of our common stock.

We were incorporated in the State of Delaware in July 1998 under the corporate name “AMS Marketing Inc.” and in October 2003, we changed our name to “International Imaging Systems, Inc.” Until January 2007 we were engaged in the business of marketing pre-owned, brand name photocopy machines and employee leasing.  We then began to pursue an acquisition strategy to acquire an undervalued business with a history of operating revenues in markets that provide room for growth. Pursuant to such strategy in October 2007, we acquired the business of Baorun Industrial. On November 15, 2007, through a merger of our newly-formed wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd., our corporate name was changed to “China Bio Energy Holding Group Co., Ltd.” We believe that our new name more appropriately reflects our new business operations.

Business Overview

We currently operate four oil depots, a 2.65 kilometer special transportation rail track used for distribution of finished oil and bio-diesel, and one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. All of our sales are generated from customers in China. Currently, our products are sold in Shaanxi, Henan, Hebei, Shangdong, Shanxi, Hunan, Hubei, Jiangxi, Sichuan, Guizhou, Fujian and Yunnan provinces, Beijing, Shanghai and Xinjiang Autonomous Region.

Material Opportunities and Challenges

The recent decrease in oil prices has put downward pressure on our oil distribution and retail gas station revenues.  However as a distributor, we have maintained a stable margin in revenue from both oil distribution and retail gas stations. Since bio-diesel is sold at a similar price to regular petroleum diesel, overall bio-diesel revenues have also been impacted. However, our bio-diesel profit margins have largely remained the same due to the decline in raw material prices. In 2008, the price of waste cooking oil, which currently constitutes over 50% of the raw materials used by us, dropped nearly 50%. The price of non-edible seeds, another raw material, has also declined by 20%. An important reason for this decrease is that many smaller biodiesel producers were forced to close recently due to their lack of distribution channels and economy of scale, which prevented them from competing effectively in this market. Additionally, since our patented technology allows us to utilize different proportions of waste oil and/or non-edible seeds in our manufacturing process, we are able to optimize gross margins based on raw material input prices

Recent Developments in the PRC

For the past 9 years, China's fuel prices have been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

In January 2009, the average sales price for our oil products, which includes gasoline, diesel and heavy oil decreased 22.3% to $641 per ton (equivalent to approximately $1.77 per gallon of gasoline and $2.04 per gallon of petro-diesel), compared to an average price of $825 per ton (equivalent to approximately $2.28 per gallon of gasoline and $2.62 per gallon of petro-diesel), during the year 2008. This decrease is substantially less than the drop in world crude oil prices during the same period because the NDRC had held the domestic prices at lower levels during 2008.

In January 2009, the Chinese government halved sales tax to 5% on purchases of cars with engines under 1.6 liters. The tax cut is aimed at boosting domestic auto purchases which will likely increase overall domestic oil consumption and provide a stimulus for the steel sector. We believe that the sales tax cut on purchases of vehicles with small engines will drive more fuel consumption in 2009.

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, we are exempt from the fuel tax and corporate income taxes.  We are also exempted from the corporate income tax through the end of calendar year 2010,

Our management plans to focus on growing our biodiesel production, our distribution business, and expanding the footprint of our retail service stations. On the distribution and retail side, we benefit from our advantageous location, well-established supplier relationships as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies cannot currently reach. We plan to strengthen our outreach in certain key distribution areas.  We also plan to add another five to seven retail gas stations through acquisition or lease in 2009, which will benefit our overall distribution profit margins.

We also plan to expand our current bio-diesel production capacity of 100,000 tons to 150,000 tons, either through strategic acquisitions or through a new build-out in 2009. The Company anticipates $15 million in capital expenditures to accomplish this goal. China Bio Energy has secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials.

Management believes the increase in sales volume from these initiatives will not only offset the impact of current decrease in fuel prices but also favorably impact overall profits.

Industry and Market Overview

China Oil Markets

Rapid economic development in China has resulted in increased energy demand. The demand for oil in China has exceeded the supply, which has caused China to become increasingly dependent on imported oil. We believe that the increased demand for oil and related products has provided a great opportunity for our oil products business.  The following table is taken from the 2007 Report on China Oil Market Analysis and Forecast and depicts the most recent information with respect to the demand for oil and oil supply in China during 2007, and the projections from 2008 through 2020.

	2007	2008	2010	2015	2020
Oil Demand (1,000 tons)	345,937	401,420	408,300	453,850	492,220
Oil Supply (1,000 tons)	186,657	192,000	198,000	200,000	200,000
Shortage (1,000 tons)	159,280	209,420	210,300	253,850	292,220
Importation (%)	46.04	52.17	51.52	55.93	59.37

Source: 2007 Report on China Oil Market Analysis and Forecast.

China Bio-diesel  Markets

The rise in global oil prices, global warming and other environmental awareness issues are increasing the demand in China for fuels derived from renewable resources. Technological innovations and the desire to reduce reliance on oil have motivated the production, research and development of the bio-diesel industry in China. However, China’s bio-diesel industry is still underdeveloped, which we believe provides opportunities for us in this market.  The following table depicts the most recent information available about the production and sales of bio-diesel in China from 2005 through 2007 and forecasts for 2008 through 2020.

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

Products

Oil Products

We sell a variety of oil products including gasoline, diesel, heavy oil, residual oil, slurry and naphtha. Gasoline and diesel represent the majority of oil products output and consumption in China, and automobiles are the most important driver of gasoline and diesel consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as the fuel of ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Residual oil is the residue left after crude oil goes through vacuum distillation. Residual oil is usually utilized to manufacture petroleum coke, residual lubricating oil and asphalt or as a feedstock for cracking, the process of breaking down residual oil into light oil products such as gasoline. In the petrochemical industry, residual oil can be turned into compound gas or hydrogen through partial oxygenation, or used to make ethene through cracking reaction in a regenerative furnace. Residual oil can be also used as fuel. Slurry is a kind of heavy oil, which is the residue left after gasoline and diesel are extracted from crude oil. Naphtha is a type of light oil product, which is a necessary catalyst for manufacturing ethane and propane through cracking in tube furnaces, and producing benzene, toluene and xylene by catalytic reforming. Sales of our oil products accounted for approximately 77% of our total revenues in 2008.

Bio-diesel

Bio-diesel refers to a clean burning alternative fuel produced from domestic, renewable resources. Bio-diesel is a methyl ester (sometimes called “fatty acid methyl ester”) that is made through a chemical process called transesterification whereby glycerin is separated from fat or vegetable oil. The vegetable oil or fat can be castor oil, rapeseed oil, soybean oil, peanut oil, corn oil or cottonseed oil, animal oils, waste scraps from the refinery of the above oils and used cooking oil. Sales of bio-diesel accounted for approximately 23% of our total revenues in 2008..

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

Gas Station.

We own and operate 5 gas stations located in Xi’an, Shaanxi Province where we sell our oil products to end users.

Manufacturing of Bio-diesel

In 2006, we built a 10,000 square-meter bio-diesel production facility with annual output capability of 100,000 tons. We commenced production at this facility in October 2007. The table set forth below shows the current and anticipated utilization rate and output of this facility for the periods shown. There were constraints on our ability to reach full capacity of 100,000 tons by the year ended 2008. As a result of bio-diesel production enterprises being regulated as chemical production businesses, products must be processed strictly in accordance with established work procedures. The production of bio-diesel is achieved through the effective performance of all equipment necessary for production. Initial production has required adjustments to equipment and a full debugging process. The utilization rate reached 80% by December 2008, which is in line with utilization rates of other chemical production businesses over the same period.

Period	Utilization Ratio	Output (in thousand ton)
October 2007 to December 2007	30%	7.5
January 2008 to June 2008	50%	25
July 2008 to December 2008	80%	55
2009	100%	100

We plan to expand our bio-diesel production level by reaching an estimated utilization rate of 100% at our existing facility by the second quarter of 2009 and, we anticipate that we can add an additional 50,000 ton of manufacturing capacity by expanding the existing facility or acquiring a new facility in 2009.

Our Suppliers

Gasoline and Diesel Oil Products

We purchase more than 78% of our gasoline and diesel oil products from five suppliers:  During 2008, based on cost, we purchased approximately 52% compared to 58% in 2007 of our gasoline and diesel oil products from Shaan Xi Yanchang Oil (Group) Company, with whom we have had a long-standing relationship, which includes establishing supplying and purchasing stations with three oil refining factories that are owned by Shaan Xi Yanchang Oil (Group) Company. In Shaanxi Province, we are the only entity that has established supplying and purchasing stations with the Shaan Xi Yanchang Oil (Group) Company. While we depend on Shaan Xi Yanchang Oil Group for the majority of our supply needs, we are actively seeking other sources of oil supply and believe that we can find an alternative supplier with comparable terms within a reasonable amount of time without any significant disruption in our operations.

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

We have established cooperation relationships with two pre-processing factories  for rough processing, which is the extraction of plant oil from oil plant seeds. We have acquired three oil extracting plants for pre-processing of feedstock.

We have set up Xi’an Waste Oil Disposition Center in cooperation with Xi’an Weiyang District Limin Environmental Chemical Plant and Xi’an Environment Protection Bureau and can recycle approximately 48,000 tons of waste oil annually. The recycling of waste oil after rough processing permits us to manufacture an additional 43,200 tons of bio-diesel annually from the waste oil, based on a 90% oil extracting rate. We have also established Huangbao Waste Oil Disposition Center near our bio-diesel facility which will become operational in May 2008. We believe that the production of recycled waste oil for use in our bio-diesel manufacturing will increase annually due to the establishment of these waste oil disposition centers.

Research and Development

As a result of long-term technology cooperation agreements with scientific institutions and universities, we own oil mixing and processing technologies, two utility model patents and three invention patents. In practice, we propose the subject matter to be researched and pursuant to these agreements we entrust our R&D partners to perform the research and analysis and provide advanced technology services. We have been researching technology that would enable us to extract linolenic acid from prickly ash seeds. The next step in this research is referred to as deep R&D where the focus is now on extracting a purer form of linolenic acid from prickly ash seeds. If successful, we believe that this technology could reduce the costs associated with producing bio-diesel by approximately 50%.  This Company has continued this research project, and incurred approximately $55,000 R&D expenditure in 2008.

Competition; Competitive Advantages and Strategies

We are one of the few licensed oil product distributors in Shaanxi Province.  Based on the amount of oil products we purchase from Shaanxi Yan Chang Oil (Group) Co., Ltd., one of the largest oil suppliers in China, we rank third among our competitors and we currently maintain 18% of the market share in Shaanxi Province.  Although barriers to entry in our industry are high due to stringent licensing requirements in Shaanxi Province and the need for significant storage capacity for product, we face competition from companies located in other provinces and within Shanxi Province that also engage in manufacturing and distribution of finished and heavy oil. Such companies may have greater financial resources, research and development, manufacturing and sales resources that we do, and may have exclusive supply and purchase arrangements with customers as a result of long-term relationships.  Currently, we are the only licensed manufacturer and distributor of bio-diesel in Shaanxi Province, as a result of which we may also face significant competition from current and future companies that intend to compete in that market.

Oil Products

We estimate that we have approximately ten major competitors in Shaanxi Province in China that also produce and distribute oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., Shaanxi Dayun Petrochemical Material Co., Ltd. and Baoji Huahai Industry Corp. We are one of ten licensed oil product distributors in Shaanxi Province. In April 2004, we were granted a license to distribute finished oil products by the Ministry of Commerce of the People’s Republic of China. We are also one of 13 enterprises that were recognized as qualified enterprises operating in the fuel business in Shaanxi Province by the Shaanxi Province Government.

We believe we have the following advantages over our competitors in this market:

•
Oil Distribution License. Under Chinese Oil Products Market Managing Regulations, the distribution of bio-diesel is listed in the market management of finished oil. .. Only companies who obtain an Oil Distribution License are permitted to distribute bio-diesel. Because Baorun Industrial has an Oil Distribution License, we could distribute as well as manufacture the bio-diesel we produce while other bio-diesel manufacturers must distribute their product through other companies that have obtained Oil Distribution Licenses.

•
Supply advantage. Shaanxi Yan Chang Oil (Group) Co., Ltd., one of the four largest qualified crude oil and gas exploration enterprises in China, is one of our largest oil suppliers. In Shaanxi Province, we are the only entity that has established supplying and purchasing stations with the Shaanxi Yan Chang Oil (Group) Co., Ltd.

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

•
Manufacturing Capability. We estimate that the demand for bio-diesel in China will be approximately 20,000,000 tons by the end of 2010. However, so far we and Gushan Environmental Energy are the only two companies in China with annual output over 100,000 tons. We plan to increase our bio-diesel production capacity through construction of a new facility over the next two or three years.

•
Stable Distribution Channels. With many years of operating experience, we have established stable sales networks and channels and strong industrial relationships with customers. Bio-diesel and petro diesel share the same market. We can distribute our bio-diesel through our existing distribution channels to reduce the cost.

Growth Strategy

We currently have a number of initiatives in place to drive future growth.

•
Expanding bio-diesel fuel production capacity. In 2006, we built our 10,000 square-meter bio-diesel production facility with annual output capability of 100,000 tons, located in Tongchuan City, Shaanxi Province, which was put into production in October 2007. We plan to increase our bio-diesel production capacity through either acquisition of a bio-diesel manufacturing facility or expanding our existing facility.

•
Expanding distribution channels of oil products and bio-diesel. In February 2007, we acquired a gas station located in Xi’an, Shaanxi Province. In 2008, we leased four more gas stations along heavy traffic high ways. We plan to acquire several gas stations over the next three years.

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

•	Enhancing proprietary technology. We plan to enhance our technology through innovation and research and development efforts or import new technology from overseas.

•
Establishing more feedstock planting bases and a waste oil disposition center. We plan to set up eight feedstock planting bases in Ankang City and Hanzhong City in Shaanxi Province. Currently, we have established five raw material bases located in Danfeng, Ningqiang, Liuba, Tongchuan and Caotan Town, which includes Xi’an Weiyang District Limin Environmental Chemical Plant which became operational in October 2007.  The construction of Huangbao Waste Oil Disposition Center near our biodiesel facility has been finished and become operational since May 2008. This waste oil disposition center can recycle approximately 24,000 tons of waste oil which can manufacture an additional 21,600 tons of bio-diesel annually, based on a 90% oil extracting rate.  We have also contemplated to lease 200,000 acres of forestry to grow non-edible seeds to secure and stabilize supply chain of our bio-diesel productions.

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

•
Acquisition of oil extracting plants. Currently, we have established cooperation relationships with each of Hancheng City Golden Sun Prickly Ash Oil and Spicery Co., Ltd. and Tongchuan City Hongguang oil processing plants for rough processing, which is the process to extract plant oil from oil plant seeds. We have acquired three oil extraction plants which are Shaanxi Xunyang Miaoping Oil Extraction Plants, Shaanxi Jingyang Sanqu Oil Processing Plant and Shaanxi Yulin Fuda Oil Processing Plant for rough processing. Currently we also have targeted several other targeted oil extracting plants for acquisition.

Sales and Marketing

We have developed a stable sales network for our products in a number of provinces and municipalities including Shaanxi, Henan, Hebei, Shandong, Shanxi, Hunan, Hubei, Jiangxi, Guizhou, Yunnan, Beijing, Shanghai, Fujian and Xinjiang. We now employ 20 full-time salespersons. As our business expands, we intend to further expand our sales network and develop more sales channels.

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

We currently sell our oil products to regional distributors in China that supply retail service stations and directly to end users through our retail service gas stations. Fifty percent of the bio-diesel we produced was mixed with petro-diesel and was sold to oil distributors. Fifty percent of the bio-diesel we produced was sold to the Tongchuan Huaneng Power Plant and Weihe Power Plant. We do not believe that our sales are affected by seasonality.

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

As of the fiscal year ended December 31, 2008, our top five customers purchased approximately $49.3 million of our products, representing approximately 22.8% of total sales during the period.

Governmental Regulation

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste dust and other environmental waste materials. Fines may be levied against producers who cause pollution. Currently we do not anticipate any material capital expenditures for environmental compliance for 2008, unless required by the government during the course of its annual inspections.

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

Employees

We have about 200 full-time employees. We are in compliance with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

Recent Developments in 2008

Private Placement of Convertible Debenture

On October 14, 2008, we completed a private placement to an institutional investor of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which was convertible into 2,465,753 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) of the Company (the “2008 Financing”). The entire principal amount of the Debenture automatically converted into 2,465,753 shares of Series B Preferred Stock on November 26, 2008, the date of the filing with the Secretary of the State of Delaware of an amendment to our Certificate of Incorporation to increase the authorized shares of our preferred stock from 1,000,000 shares to 10,000,000 shares and the filing of a certificate of designation of the Series B Preferred Stock.

At any time on or after the issuance of the shares of Series B Preferred Stock upon conversion of the Debenture, the shareholders of Series B Preferred Stock may, at their option, elect to convert all or any portion of the shares of Series B Preferred Stock held by them into shares of our common stock equal to (i) Series B Liquidation Preference Amount (as defined below), divided by (ii) the Conversion Price (as defined below) in effect as of the date of conversion. “Series B Liquidation Preference Amount” refers to an amount equal to $3.65 per share of the Series B Preferred Stock before any payment shall be made or any payment distributed to the shareholders of common stock or other junior stock in the event of liquidation, dissolution or winding up of the affairs of our affairs. “Conversion Price” refers to initially $3.65 per share, subject  to adjustment for stock splits and combinations, as well as pursuant to anti-dilution protections set forth in the Certificate of Designation of the Series B Preferred Stock to be filed with the Secretary of State of Delaware. Pursuant to the terms of the Certificate of Designation when in effect, at no time may a holder of shares of Series B Preferred Stock convert shares of the Series B Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would cause the number of shares of Common Stock owned by such holder and its affiliates at such time, when aggregated with all other shares of Common Stock owned by such holder and its affiliates at such time, result in such holder and its affiliates beneficially owning in excess of 9.99% of the then issued and outstanding shares of Common Stock outstanding at such time. However, the holder is entitled to waive this cap upon 61 days notice to us.

“Make Good” Escrow Agreement

In connection with the 2008 Financing, we entered into an escrow agreement with the Investor and Redsky Group Limited, pursuant to which 2,465,753 shares of common stock owned by Redsky Group Limited (the “Escrow Shares”) were deposited into escrow to be held as security for the achievement by the Company of (i) $28,000,000 Net Income (as defined below), and (ii) fully diluted earnings per share of no less than $0.73 (the “Performance Thresholds”). If we achieve the Performance Thresholds, the Escrow Shares will be released to Redsky Group Limited. If we achieve no more than 50% of the Performance Thresholds, the Escrow Shares will be disbursed to the Investor. If we achieve more than 50% and less than 100% of the Performance Thresholds, the Escrow Agent will disburse to the Investor that number of Escrow Shares equal to two (2) times the percentage by which the Lowest Performance Threshold was not achieved. The “Lowest Threshold Percentage” means the percentage by which the lowest of the Performance Thresholds was not achieved. With respect to the Performance Thresholds, “Net Income” shall be defined in accordance with US GAAP and reported by us in our audited financial statements for 2008, plus any amounts that may have been recorded as non-cash charges or liabilities on the 2008 financial statements, respectively, due to the application of EITF No. 00-19 that are associated with (i) any outstanding warrants, (ii) the transactions contemplated by this escrow agreement, including, without limitation the release of any Escrow Shares to Redsky Group Limited, (iii) any issuance of shares of common stock or option grants under a performance based stock incentive plan that was in existence on the Closing Date, and (iv) the conversion of any shares of preferred stock. “Fully Diluted Earnings Per Share” means after tax Net Income divided by the number of shares of Common Stock outstanding on a fully diluted basis, which number of shares of Common Stock shall include, without limitation, (x) the number of shares of Common Stock issuable upon conversion of the Company’s then outstanding shares of Series A Preferred Stock and Series B Preferred Stock, and (y) the number of shares of Common Stock issuable upon the exercise of any then outstanding warrants, options or other securities convertible into shares of Common Stock of the Company, as of December 31, 2008.

Management Escrow Agreement

In connection with the 2008 Financing, we also entered into a Management Escrow Agreement with the Investor, pursuant to which $750,000 (the “Escrow Funds”) of the 2008 Financing proceeds were delivered into an escrow account, which funds will be released in installments of $250,000 upon the appointment of (i) a new Chief Financial Officer, (ii) a Vice President of Investor Relations, and (iii) upon the Company’s compliance with NASDAQ’s corporate governance requirements, including but not limited to appointing three persons to serve as “independent” directors (as such term is defined under the NASDAQ Stock Market rules) on our Board of Directors and forming the Audit Committee and the Compensation Committee of our Board of Directors.  $250,000 of the Escrow Funds were released to us in January 2009 for meeting the NASDAQ corporate governance requirements and $250,000 of the Escrow Funds were released to us in March 2009 for appointing a Vice President of Investor Relations.

Item 1A.	Risk Factors.

RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report on Form 10-K before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to Our Business

We rely on a limited number of third party suppliers for our supply of finished oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil products. We have agreements with five major suppliers. These suppliers provided more than 78% of finished oil products for the 2008 fiscal year, with one of the suppliers providing approximately 52%. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil products to fulfill our customer demand. If we are unable to obtain adequate quantities of finished oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

Our ability to operate at a profit is partially dependent on market prices for the petroleum and biodiesel fuels. If the petroleum and biodiesel prices drop significantly, we may be unable to maintain our current profitability.

Our results of operations and financial condition are affected by the selling price of petroleum and bio-diesel fuel products. Prices are subject to and determined by market forces over which we have no control. The amount of our revenues depends on the market prices for petroleum and biodiesel fuels and the corresponding net income could be adversely impacted by such market prices.

Our future success substantially depends on our ability to significantly increase both our manufacturing/storage capacity and output.

Our future success depends on our ability to significantly increase both our manufacturing/storage capacity and our output. In particular, we intend to expand our biodiesel production capabilities within the next several years. Our ability to establish additional manufacturing/storage capacity and increase output is subject to significant risks and uncertainties, including:
•        the ability to raise significant additional funds to purchase and prepay for raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;
•        delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with equipment vendors;
•        delays or denial of required approvals by relevant government authorities;
•        diversion of significant management attention and other resources; and
•        failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional manufacturing/storage capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business and decrease costs to improve our profitability as planned. Even if we do expand our manufacturing/storage capacity and output, we may be unable to generate sufficient customer demand for our finished oil and biodiesel to support our increased production levels.

In the past we have derived a significant portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

Previously, our customer base has been highly concentrated. Our top five customers accounted for approximately 40%, 74% and 63% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Although the top five customers have accounted for less than 25% of our revenues in 2008 and 2007, as our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Customers” for a description of our largest customers.

Key employees are essential to growing our business.

Gao Xincheng, our Chief Executive Officer and President and other senior management personnel are essential to our ability to continue to grow our business. Mr. Gao has established relationships within the industries in which we operate. If he were no longer employed by us, our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

The current economic and credit environment could have an  adverse affect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

     Commencing in late 2008, global market and economic conditions became, and continue to be, disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.

     It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

     Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock.

If we need additional financing, we may not be able to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators and future business combinations. Our future growth strategy includes the construction or acquisition of biodiesel facilities which will enable us to produce more biodiesel fuel. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

If we fail to adequately protect or enforce our intellectual property rights, or to secure rights to patents of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have filed five patent applications with the State Intellectual Property Office of the PRC. However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, such as our core technology for oil processing, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

A price increase in raw materials, such as fat or vegetable oil, could increase the cost of our products and reduce our profit margin for our biodiesel products.

Fat, vegetable oil and various agricultural and botanical products are the primary materials used in the production of our biodiesel. In the last two years, the price of these raw materials have fluctuated substantially as have other raw materials due to increased demand in China resulting from its rapid economic development. If the price for these raw materials continues to increase significantly, our profit margin for our biodiesel products could decrease considerably and we may not be able to maintain our profitability.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, a third party patent may have been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

Our legal right to lease certain properties could be challenged by property owners or other third parties, which could prevent us from continuing to utilize storage vessels and our biodiesel manufacturing factory, which are located on such properties, or could increase the costs associated with utilizing those storage vessels and manufacturing factory.

We do not hold any land-use rights with respect to the manufacturing factory or oil storage facilities on which our biodiesel manufacturing factory and finished oil storage vessels are located. Instead, our business model relies on leases with third parties who either own the properties or lease the properties from the ultimate property owner. There may be challenges to the title of the properties which, if successful, could impair the development or operations of our storage or manufacturing on such properties. In addition, we are subject to the risk of potential disputes with property owners. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

In several instances, where our immediate lessors are not the ultimate owners of land or storage space, no consent was obtained from the owners to sublease the land or storage space to us. A lessor’s failure to duly obtain the title to the property or to receive any necessary approvals from the ultimate owner or the primary lease holder, as applicable, could potentially invalidate our lease or result in the renegotiation of such lease leading to less favorable terms. The building ownership or leasehold in connection with our storage or manufacturing operations could be subject to similar third-party challenges.

Our lessors’ failure to comply with lease registration and other compliance requirements under PRC law may subject these lessors or us to fines or other penalties that may negatively affect our ability to utilize storage vessels or our biodiesel manufacturing factory.

We are subject to a number of land- and property-related legal requirements. For instance, under PRC law, all lease agreements are required to be registered with the local housing bureau and any lease of available military real estate should adopt a standard military lease agreement and such lease agreement would not become effective unless approved by military real estate administrative authorities. Currently, none of the lessors of the storage vessels we operate and manage had obtained registrations or approval of their leases from the relevant authorities as required and we continue to request these lessors to obtain registrations under our lease agreements with them. The failure of our lessors to register lease agreements as required by law or to get the lease approved may subject these lessors or us to fines or other penalties which may negatively affect our ability to operate the storage vessels covered under those leases.

Accidents or injuries in our finished oil storage vessels or biodiesel manufacturing factory may adversely affect our reputation and subject us to liability.

There are inherent risks of accidents or injuries when working in finished oil storage vessels or biodiesel manufacturing factories. Death and accidents could prevent us from renewing our Safety Production Permit. One or more accidents or injuries at any of our finished oil storage vessels or at our biodiesel manufacturing factory could adversely affect our safety reputation among customers and potential customers and increase our costs if we are required to take additional measures to make our safety precautions even more visible and effective. If accidents or injuries occur we may be held liable for costs related to the injuries. Our current insurance policy, which covers claims as a result of accidental injuries, may not provide adequate coverage and we may be unable to renew our insurance policies or obtain new insurance policies without increases in cost of our insurance premiums or decreases in coverage levels.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

Our insurance may not cover all claims made against us.

Currently we have property and accidental injury insurance policies. If we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, the costs to cover any such shortfalls could significantly reduce and put a strain on our available cash. In addition, we do not have any business disruption insurance coverage for our operations to cover losses that may be caused by natural disasters or catastrophic events, such as SARS or avian flu. Any business disruption or natural disaster may result in our incurring substantial costs and diversion of our resources.

Risks Associated With Doing Business In China

PRC laws and regulations restrict foreign investment in China’s finished oil products industry and we have entered into contractual agreements with Baorun Industrial to control and realize the benefits of the business. We are relying upon PRC laws and there is substantial uncertainty regarding the interpretation and application of current or future PRC laws and regulations.

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and cannot directly invest in companies operating in the finished oil production industry, we operate our businesses in China through Baorun Industrial, an operating company that is owned by PRC citizens and not by us. Accordingly, our Chinese subsidiary, Redsky Industrial, entered into a series of exclusive contractual agreements with Baorun Industrial. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly owned subsidiaries or Baorun Industrial, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

•	levying fines;

•	confiscating income;

•	revoking licenses;

•	shutting down servers or blocking websites;

•	requiring a restructure of ownership or operations; and/or

•	requiring the discontinuance of our businesses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct our business operations and may materially adversely affect our business, financial condition and results of operations.

The contractual agreements between Redsky Industrial and Baorun Industrial may not be as effective in providing operational control as direct ownership of Baorun Industrial and may be ineffective to permit consolidation of the financial results of the business.

We depend on Baorun Industrial, an operating company in which we have no equity ownership interest, for substantially all of our operations, revenues and net income, and must rely on contractual agreements to control and operate these businesses. Our contractual agreements with our wholly owned subsidiaries may not be as effective in providing and maintaining control over the operating company and its business operations as direct ownership of these businesses. For example, we may not be able to take control of Baorun Industrial upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or incapacity. Furthermore, if the operating company and its stockholders fail to perform as required under those contractual agreements, we will have to rely on the PRC legal system and the uncertainties that exist under PRC law to enforce those agreements. If we were unsuccessful in an enforcement action, it could result in the disruption of our business, damage to our reputation, diversion of our resources and significant costs. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual agreements with the operating company, which may in turn have a material adverse effect on our business operations.

Our operations and assets in China are subject to significant political and economic uncertainties.

Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

We derive all of our sales from China.

All of our sales are generated from China. We anticipate that sales of our products in China will continue to represent all of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

•	the number and importance of state-owned enterprises in the PRC is greater than in most OECD countries;

•	the level of capital reinvestment is lower in the PRC than in most OECD countries; and

•	Chinese policies make it more difficult for foreign firms to obtain local currency in China than in OECD jurisdictions.

As a result of these differences, our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of OECD member countries.

The Chinese economic slow-down may negatively impact our operating results.

The Chinese economy has recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, the currency of China, or RMB, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our services which might have adverse effects on the demand for our services and therefore reduce our revenues.

The economy of China had been experiencing unprecedented growth before 2008, which could be curtailed if the government tries to control inflation by traditional means of monetary policy or its return to planned-economy policies, any of which would have an adverse effect on the combined company.

The rapid growth of the Chinese economy before 2008 had led to higher levels of inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products and services rise at a rate that is insufficient to compensate for the rise in its costs and expenses.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

On July 21, 2005, the Chinese government changed its policy concerning the value of the renminbi by moving from a fixed rate of exchange based upon the U.S. dollar to a managed floating exchange rate regime based upon market supply and demand of a basket of currencies. Since all our net revenues are recorded in renminbi, fluctuations in the exchange rate between the renminbi and the U.S. dollar could adversely affect our operating results. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not use hedging techniques to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

Our ability to implement our business plan is dependent on many factors, including our ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business including, without limitation, Safety Production Permits, a Finished Oil Products Distribution License and a Dangerous Chemical Distribution License. We are required to comply with applicable production safety standards in relation to our production processes and our premises and equipment are subject to periodical inspections by regulatory authorities to ensure compliance with the dangerous chemical safety production laws and regulations and finished oil distribution laws and regulations. Failure to pass these inspections, or the loss or suspension of some or all of our production activities, which could disrupt our operations and adversely affect our business.

Our business benefits from preferential tax treatment and changes to this treatment could adversely affect our operating results.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The current maximum corporate income tax rate is 33%. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law that became effective as of January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% is applied to all enterprises. Although we were approved by the local tax authority to be exempted from the enterprise income tax for a period commencing in 2005 and ending in 2010, we do not know whether such new law may change the preferential treatment that was granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Recent PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Rule, which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Based on our understanding of current PRC Laws, we are not sure whether the New M&A Rule would require us or our entities in China to obtain the CSRC approval in connection with the transaction contemplated by the Exchange Agreement in connection with the share exchange.

Further, if the PRC government finds that we or our Chinese stockholders did not obtain the CSRC approval, which CSRC may think we should have obtained before executing the Exchange Agreement, we could be subject to severe penalties. The New M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Government regulations on environmental matters in China may adversely impact on our business.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

All potential environmental liabilities may not have been identified or properly quantified and a prior owner, operator, or tenant may have created an environmental condition unknown to us. We may be potentially liable for damages or cleanup, investigation or remediation costs in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business.

State and local environmental regulatory requirements change often. Future laws, ordinances or regulations might impose material environmental liability or the current environmental condition of the properties could in future be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Moreover, it is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

Risks Related to the Common Stock

The outstanding warrants may adversely affect us in the future and cause dilution to existing stockholders.

We currently have warrants outstanding to purchase up to 4,170,299 shares of our common stock. The term of these warrants expire between 2012 and 2013 and the exercise price ranges from $3.00 to $4.40 per share, subject to adjustment in certain circumstances. Exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants .

If we are unable to list our common stock on the NASDAQ or higher exchange by June 30, 2009, we must issue 1,000,000 shares of our common stock to the purchaser of our Series A Convertible Preferred Stock, thereby causing further dilution to our existing stockholders.

On October 23, 2007, we entered into purchase agreement with Vision Opportunity Master Fund, Ltd., or Vision, pursuant to which Vision purchased 1,000,000 shares of the our Series A Convertible Preferred Stock. We agreed to take all necessary steps to list our common stock on the NASDAQ or higher stock exchange no later than June 30, 2009, or we would issued 1,000,000 shares of common stock to Vision.  If our common stock is not listed on the NASDAQ or higher exchange by June 30, 2009 and we are required to issue 1,000,000 shares of our common stock to Vision, it would cause dilution to our existing stockholders.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the OTC Bulletin Board. The share volume of our common stock during the month of March was 52,100 shares.  As of March 24, the closing price of our common stock was $4.25.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  In particular, the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our shares. Recently, a number of PRC companies have listed their securities, or are in the process of preparing for listing their securities, on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines after their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our shares. These broad market and industry factors may significantly affect the market price and volatility of our shares, regardless of our actual operating performance. These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of senior management, and, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

The following table summarizes the location of real property we have land use rights to or lease. Although we refer to such properties as being owned in the table below, the Company does not actually own the properties, but has entered into contracts with the local government to acquire land use rights for a period of 70 years. The contracts required us to pay a one-time fee plus an annual rent.

Address	Leased/Owned	Operating Segment
2-20702, Dongxin City Garden, Xi’an, Shaanxi, China	Owned	Distribution of finished oil

Suite 1105, Floor 11, Building One, Dongxin Century Square, Xi’an, Shaanxi Province, China	Owned	Distribution of finished oil

Suite 1305, Floor 11, Building One, Da Hua Garden, Xi’an, Shaanxi Province, China	Owned	Distribution of finished oil

Suite 1105, Floor 11, Building One, Da Hua Garden, Xi’an, Shaanxi Province, China	Owned	Distribution of finished oil

Suite B-901, Zhong Fu New Village Plaza, Xi’an, Shaanxi Province, China	Owned	Distribution of finished oil

Space within the Northwest Fire-resistant Materials Factory, Tongchuan, Shaanxi Province, China	Leased	Bio-diesel production

Suite 10719 and 10720, Dongxin Century Square, Xi’an, Shaanxi Province, China	Owned	Distribution of finished oil

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

No matters were submitted to a vote of our stockholders during the 2008 fiscal year.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the OTC Bulletin Board under the symbol “CBEH.” The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported for the prior two fiscal years and the first quarter of 2009 through March 20, 2009. The quotations set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:	High	Low

Fiscal Year 2007
First Quarter	9.00	3.90
Second Quarter	6.00	3.00
Third Quarter	5.00	1.01
Fourth Quarter	5.50	1.65

Fiscal Year 2008
First Quarter	5.50	4.10
Second Quarter	9.00	4.50
Third Quarter	9.00	5.50
Fourth Quarter	5.50	3.40

Fiscal Year 2009
First Quarter (through March 20, 2009)	4.50	2.75

Holders of Record

As of March 20, 2009, there were 247 holders of record of our common stock.  This number does not include beneficial holders of our common stock, who hold their shares in accounts through brokers or banks.

Unregistered Sales of Equity Securities

Information regarding unregistered sales of equity securities during the period covered by this report were previously reported in our Quarterly Reports on Form 10-Qand/or our Current Reports on Form 8-K.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of our business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2008:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$0	5,830,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	__	__	5,830,000

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

The total number of shares of our common stock that may be issued under the Plan may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants and/or restricted stock awards. The total number of shares may be increased annually based upon the total number of common stock outstanding in subsequent years.   In connection with the 2008 Financing, we agreed to limit the number of awards we grant under the Plan to no more than 10% of the total number of shares of Common Stock issued and outstanding at any time.

In November 2008, we granted 10,000 shares of common stock in the aggregate in restricted stock awards under the Plan to certain employees for their years of service and contributions to the business.  The board of directors approved such grant.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

• Our Business—a general overview of our three business segments and the material opportunities and challenges of our business.

• Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

• Results of Operations—an analysis of our Company's consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

• Liquidity, Capital Resources and Financial Position—an analysis of cash flows; an overview of financial position.

The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Our Business

 Company Overview

We are engaged in three business segments, the development, production and distribution of bio-diesel, the wholesale distribution and processing of heavy oil and finished oil products, and the sales of gasoline and diesel at retail gas stations.

We currently operate four oil depots, a 2.65 kilometer special transportation rail track used for distribution of finished oil and bio-diesel, and one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. All of our sales are generated from customers in China. Currently, our products are sold in Shaanxi, Henan, Hebei, Shangdong, Shanxi, Hunan, Hubei, Jiangxi, Guizhou, Fujian and Yunnan provinces, Beijing, Shanghai and Xinjiang Autonomous Region.

Material Opportunities and Challenges

The recent decrease in oil prices has put downward pressure on our oil distribution and retail gas station revenues.  However as a distributor, we have maintained a stable margin in revenue from both oil distribution and retail gas stations. Since bio-diesel is sold at a similar price to regular petroleum diesel, overall bio-diesel revenues have also been impacted. However, our bio-diesel profit margins have largely remained the same due to the decline in raw material prices. In 2008, the price of waste cooking oil, which currently constitutes over 50% of the raw materials used by us, has dropped nearly 50%. The price of non-edible seeds, another raw material, has also declined by 20%. An important reason for this decrease is that many smaller biodiesel producers were forced to close recently due to their lack of distribution channels and economy of scale, which prevented them from competing effectively in this market. Additionally, since our patented technology allows us to utilize different proportions of waste oil and/or non-edible seeds in our manufacturing process, we are able to optimize gross margins based on raw material input prices

Recent Development

For the past 9 years, China's fuel prices have been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

In January 2009, the average sales price for China Bio Energy Holding’s oil products, which includes gasoline, diesel and heavy oil decreased 22.3% to $641 per ton (equivalent to approximately $1.77 per gallon of gasoline and $2.04 per gallon of petro-diesel), compared to an average price of $825 per ton (equivalent to approximately $2.28 per gallon of gasoline and $2.62 per gallon of petro-diesel), during the year 2008. This decrease is substantially less than the drop in world crude oil prices during the same period because the NDRC had held the domestic prices at lower levels during 2008.

In January 2009, the Chinese government halved sales tax to 5% on purchases of cars with engines under 1.6 liters. The tax cut is aimed at boosting domestic auto purchases which will likely increase overall domestic oil consumption and provide a stimulus for the steel sector. We believe that the sales tax cut on purchases of vehicles with small engineers will drive more fuel consumption in 2009.

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, China Bio Energy is exempt from the fuel tax and corporate income taxes.  China Bio Energy Holding is exempted from the corporate income tax through the end of calendar year 2010,

China Bio Energy’s management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail service stations. On the distribution and retail side, the Company benefits from its advantageous location, well-established supplier relationships as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies cannot currently reach, and established trucking lines to distribute our products by highway. The company plans to strengthen its outreach in certain key distribution areas. It also plans to add another five to seven retail gas stations through acquisition or lease in 2009, which will benefit its overall distribution profit margins.

The Company also plans to expand its current bio-diesel production capacity of 100,000 tons to 150,000 tons, either through strategic acquisitions or through a new build-out in 2009. The Company anticipates $15 million in capital expenditures to accomplish this goal. China Bio Energy has secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials.

Management believes the increase in sales volume from these initiatives will not only offset the impact of current decrease in fuel prices but also favorably impact overall profits.

Basis of Presentations

Our financial statements are prepared in accordance with U.S. GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at December 31, 2008 and December 31, 2007 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

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

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	10 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received prior to meeting all relevant criteria for revenue recognition are recorded as unearned revenue.  For retail gas station sales, revenue is recognized and cash is collected upon completion of fuel sales to customers,

Foreign Currency Translation

Our functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments caused by different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

	Years Ended December 31,
	2008	2007
	(pro forma)	(pro forma)
Net income before income taxes	$18,724,367	$8,579,565
Tax provision	7,208,710	3,099,930
Net income	$11,515,657	$5,479,635

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate, when Management believes that any liability to the Company may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2008
Sales	$143,498,550	$50,052,524	$22,955,895	$216,506,969
Depreciation	165,147	875,777	-	1,040,924
Interest expense	105,163	20,038	-	125,201
Net income	12,202,721	14,120,000	2,240,000	28,562,721
Segment assets	55,998,069	29,075,363	9,620,985	94,694,417
Capital expenditure	155,769	1,095,462	-	1,251,231
2007
Sales	$82,904,187	$4,200,000	$-	$87,104,187
Depreciation	144,599	84,234	-	228,833
Interest expense	142,442	-	-	142,442
Net income	7,629,565,	950,000	-	8,579,565
Segment assets	34,773,019	8,891,117	41,412	43,705,548
Capital expenditure	146,133	6,663,040	-	6,809,173

The following table sets forth the results of our operations for the periods indicated as a percentage of sales:

	2008		2007
	$	% of Sales	$	% of Sales
Sales	216,506,969	100.0%	87,104,187	100.0%
Cost of Sales	185,858,502	85.8%	77,006,690	88.4%
Gross Profit	30,648,467	14.2%	10,097,497	11.6%
Total Operating Expenses	1,997,818	0.9%	1,686,760	1.9%
Income from Operation	28,650,649	13.3%	8,410,737	9.7%
Other Income (expenses), net	(9,926,282)	(4.6)%	168,828	0.2%
Net Income	18,724,367	8.7%	8,579,565	9.9%

Sales. Sales for 2008 were $216.51 million compared to sales in 2007 of $87.10 million, an increase of $129.41 million, or 149%. The increase was mainly due to the following reasons:

1.
The strong growth in production and sales of bio-diesel during 2008 contributed significantly to sales; sales of bio-diesel increased to 58,071 tons in 2008 from 5,836 tons in 2007 when we just had commenced bio-diesel production. This generated $45.85 million in additional sales. Revenue generated by bio-diesel accounted for 23% of our total sales.

2.	We developed new sales channels and experienced high demand for our oil products from our existing customers as their businesses grew and expanded.
3.	We increased sales in 2008 by $22.96 million compared to 2007, or 11% of total revenue as the result of the sales generated by our four newly leased gas stations.

Cost of sales. Cost of sales for 2008 was $185.86 million compared to $77.01 million in 2007, an increase of $108.85 million, or 141%. The increase was attributable to an increase in production and sales activities during 2008. Cost of sales as a percentage of sales was approximately 86% for 2008 and 88% for 2007. The decrease was due to lower production costs resulting from us beginning to produce our own bio-diesel starting in October 2007, compared to the cost of previously purchasing diesel oil products from the market before commencement of our own bio-diesel production.

Gross profit. Gross profit was $30.65 million for 2008 as compared to $10.10 million for 2007, representing gross margins of approximately 14% and 12% respectively. During 2008, the gross profit margin for making and selling bio-diesel oil was approximately 28.53% and the gross profit margin for distribution of oil products like gasoline and diesel oil was approximately 10.83%. The improved gross margin is a result of the increased market demand for our products and also a reduction in costs as a result of supplying our own bio-diesel along with a secured and reasonably priced supply chain.

Operating expenses. Selling, general and administrative expenses for 2008 were approximately $2.0 million compared to $1.69 million for 2007, an increase of $0.31 million or 18.4%. This increase was due to hiring additional employees in our sales teams, and increasing salaries for existing employees with the expansion of our business in 2008.  There was also an increase in audit, legal, consulting and filing expenses in connection with the Company becoming public in the U.S. in October 2007. Total operating expenses as a percentage of sales for 2008 and 2007 were 0.9% and 1.9%, respectively. The decrease was due to management successful managing our Company’s operating costs as sales increased in 2008.

Other income and expense.  Other expense for 2008 was $9,926,282 compared to other income of $168,828 in 2007.  In connection with the 2008 Financing, we entered into an escrow agreement with the investor and major shareholder pursuant to which 2,465,753 shares of our common stock (the “Escrow Shares”), were held in escrow pending our achievement of at least $28,000,000 in net income (which, in accordance with the agreement, shall include non-cash charges or liabilities as a result of the release of the Escrow Shares to our major shareholder, among other items) and net income per share of no less than $0.73 (the “Performance Thresholds”).  Under the SEC Staff Accounting Bulletin ("SAB"), Topic 5T, "Miscellaneous Accounting", payments made by a principal stockholder of a company to settle the company's obligations were deemed to be capital contributions Under the terms of the escrow, if we met the Performance Thresholds, the Escrow Shares would be released to our major shareholder.  The increase in other expense was primarily attributable to $9,838,354 in expense, which is recognized as a result of the agreement to release the Escrow Shares back to our major shareholder.  According to SFAS No. 123R, Accounting for Stock-Based Compensation, the amount of the expense is valued at the market value of the shares as of the date the performance goals are met (i.e., December 31, 2008).  Accordingly, the expense has been recognized for the fiscal year 2008.

Net income. Net income for 2008 was $18.72 million compared to $8.58 million in 2007, an increase of $10.14 million or 118%. This increase is attributable to economies of scale combined with rapid growth in revenue especially from bio-diesel sales, and efficiency of operations by the management with emphasis on cost control. We believe that net income will continue to increase as we will continue to offer better quality products, improve our manufacturing efficiency, and control our expenses. The net income for 2008 also included a $9.83 million of make good shares provision, which was an unusual charge associated with the financing agreement signed in October 2008.

Liquidity and Capital Resources

As of December 31, 2008 and December 31, 2007, we had cash and cash equivalents of approximately $23.12 million and $1.38 million, respectively. At December 31, 2008, other current assets were $55.17 million and current liabilities were $10.80 million, as compared to other current assets of $34.16 million and current liabilities of $5.48 million at December 31, 2007. Working capital was $67.49 million at December 31, 2008, compared to $30.06 million at December 31, 2007, an increase of 125%. The ratio of current assets to current liabilities was 7.3-to-1 at December 31, 2008, compared to 6.5-to-1 at the December 31, 2007. The increase in working capital in 2008 was primarily due to the increased sales during 2008. The increase in the current ratio in 2008 was primarily related to increase in cash, accounts receivable, prepaid expense and inventory levels. At December 31, 2008, our cash and cash equivalent included approximately $14 million of proceeds from an October 2008 financing.  The funding was initially for an acquisition initiative, which we subsequently decided not to pursue. Without the $14 million financing proceeds, working capital equaled approximately $53.49 million, a 78% or 23.43 million increase from prior year.  We still would have achieved current ratio 5.96-to-1 even without the financing proceeds.

We believe we have sufficient working capital to sustain our current business through December 31, 2009 due to expected increased sales volume, revenue and income from operations. Over the next two to three years, we intend to continue the expansion of our current operations by (i) extending our oil distribution network to other provinces outside of our current territory. Expansion of distribution channels and territories can be supported by our current working capital;  (ii) acquiring additional bio-diesel production plants or expanding our 100,000 ton bio-diesel manufacturing facility.  This initiative may require approximately $15 million of capital investment; (iii) importing new technology related to our bio-diesel production capability. The new technology in bio-diesel production may requires up to $14 million of construction costs; (iv) leasing of 200,000 acres of forestry to secure raw material supply chain of bio-diesel production.  This lease of forestry may call for $6.6 million of rental payment; and (v) acquiring or leasing several additional gas stations to broaden retail channels over the next two years. The investment needed for expanding retail gas stations requires approximately $7 million for acquisition cost or lease payments. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof. Failure to obtain such financing could have a material adverse effect on our business expansion.

Our future capital requirements will depend on a number of factors, including:

•	Successfully raising or otherwise obtaining through loans, necessary capital for expansion;

•	competing technological and market developments;

•	our ability to maintain our existing, and establish new collaborative relationships; and

•	the development of commercialization activities and arrangements.

We do not anticipate any additional material research and development expenses during the next 12 months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Cash provided by (used in):
Operating Activities	$8,705,385	$(5,108,303)
Investing Activities	(1,251,231)	(6,809,173)
Financing Activities	14,060,434	12,848,697

Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

Net cash provided by operating activities was $8,705,385 in 2008, compared to $5,108,303 net cash used in operating activities in 2007. The net cash inflow increased during 2008 was primarily due to a large increase in net income excluding $10.89 million noncash charges and also the increases in advances from customers of $3.98 million even though we’ve paid approximately $8.84 million for leasing the four gas stations and $9.22 million for purchase inventories.

Net cash used in investing activities was $1,251,231 during 2008, as compared to net cash used in investing activities of $6,809,173 in 2007. The decrease of net cash used in investing activities in 2008 was due to less cash spend for the acquisition of fixed assets in 2008 comparing with 2007. During 2008, we paid $1.25 million to purchase three oil extraction plants and for further construction and improvements on these three oil extraction plants.

Net cash provided by financing activities was $14,060,434 in 2008 as compared to $12,848,697 for 2007. The increase in net cash provided by financing activities in 2008 was mainly due to a $9 million financing in October of 2008, $5.1 million provided by the exercise of outstanding warrants and proceeds from short term bank loans.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the year ended December 31, 2008.

Contractual Obligations

Not applicable to smaller reporting companies.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

Even though management concluded that the disclosure controls and procedures were effective, management determined, when performing its evaluation that there are additional measures that could be implemented to strengthen such controls and procedures now that the Company is a public company. This determination was made by personnel in the Company’s finance and accounting department under the supervision of the Company’s Chief Financial Officer. We are developing a plan to strengthen our disclosure controls and procedures. The focus of that plan will be hiring new personnel, who will be tasked to ensure that all information will be recorded, processed, summarized and communicated to management to allow for reporting on a timely basis and in compliance with the U.S GAAP and reporting requirements. We expect to implement our plan in the first two quarters of the year ended December 31, 2009. The costs associated with the plan would primarily be the investment by the Company in hiring new personnel to handle this responsibility.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date hereof our directors and executive officers are as follows:

Name	Age	Position
Xincheng Gao	46	Chairman of the Board of Directors, Chief Executive Officer and President

Gaihong Li	32	Chief Financial Officer, Treasurer and Director

Jun Chen	36	Chief Operating Officer

Larry Goldman	52	Independent Director

Wenbing Christopher Wang	38	Independent Director

Junrong Guo	45	Independent Director

Xincheng Gao, Chairman, Chief Executive Officer and President. Mr. Gao has served as our Chairman, Chief Executive Officer and President since October 23, 2007. Mr. Gao has extensive experience in the research and marketing of oil products. In November 1999, Mr. Gao founded Baorun Industrial to manufacture and sell finished oil products and bio-diesel. Mr. Gao has served as Chief Executive Officer of Baorun Industrial since its inception in 1999 and continues to serve in such position. Mr. Gao received a B.S. in Mechanical Engineering from Xi’an University of Technology in 1985 and an E.M.B.A. from Xi’an Jiaotong University in 2004.

Gaihong Li , Chief Financial Officer, Treasurer and Director. Ms. Li has served as our Chief Financial Officer, Secretary and Treasurer since October 23, 2007, and has served as a member of our Board of Directors since December 9, 2007. Prior to that time, Ms. Li served as Chief Financial Officer of Baorun Industrial since September 2005, and continues to serve in such position. From August 2000 until Ms. Li joined Baorun Industrial in September 2005, Ms. Li served as Chief Financial Officer of Xi’an Dongfang Oil Group Co., Ltd., which is located in China and is engaged in the business of oil production. Ms. Li obtained a B.S. in Accounting from Xi’an Northwest University in 1997, and is currently studying to obtain an E.M.B.A. degree in Business Administration from Xi’an Jiaotong University.

Jun Chen , Chief Operating Officer. Mr. Chen has served as our Chief Operating Officer since October 23, 2007. Prior to that time, Mr. Chen served as Chief Operating Officer of Baorun Industrial since February 2005, and continues to serve in such position. As Chief Operating Officer of Baorun Industrial, Mr. Chen established the current sales system of the finished oil products and helped Baorun Industrial transform from the sale of fuel oil to finished oil products. From February 2000 to February 2005, Mr. Chen served as Manager of Sinopec Hubei.

Larry Goldman, Independent Director.  Mr. Goldman has served as an independent director since November 17, 2008.  Mr. Goldman is a certified public accountant with over 20 years of auditing, consulting and technical experience. Mr. Goldman  served from May 2006 to October 2007 as the Treasurer and Acting Chief Financial Officer of Thorium Power, Ltd. (OTCBB: THPW). Prior to joining Thorium Power, Ltd. Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (OTCBB: WMDG.OB), a China based manufacturer of medical disposable products and surgical dressings and Wonder Auto Tech, Inc. (OTCBB:WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace, having audited several Chinese public companies.

Wenbing (Christopher) Wang, Independent Director.  Mr. Wang has served as an independent director since November 17, 2008.  Mr. Wang currently serves as Chief Financial Officer, President and a director of Fushi Copperweld, Inc. Prior to joining Fushi, from November 2004 to March 2005, Mr. Wang served as an Executive Vice President of Redwood Capital, Inc., with a specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. From October 2002 to September 2004, Mr. Wang served as Assistant VP of Portfolio Management at China Century Investment Corporation. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Junrong Guo, Independent Director.  Mr. Guo has served as an independent director since November 17, 2008.  Mr. Guo is a professional researcher in the forestry field. Since June 2003, Mr. Guo has engaged in research and development in the forestry resources with Shaanxi Forest Researching & Planning Institute, Mr. Guo served as director of Shaanxi Forest Institute from 1999 to 2000, and director of Shaanxi Ginkgo Research Institute from 1997 to 1999. Through his work experience Mr. Guo participated in the projects such like National Key Scientific & Technological Projects, Shaanxi Government Key Scientific & Technological Projects, Shaanxi Forest & Agricultural Key Projects, Yanglin Youth Scientific & Technological Projects, among of which gained Shaanxi Scientific & Technological Progress Awards. Mr. Guo has been granted honors and awards including Shaanxi New Century Talent, Specialist to Enjoy the State Subsidies’ in 2004, Evaluation Committee of Shaanxi Scientific & Technological Progress Award from 2005 to 2008 and Professional Researcher in 2006, Shaanxi Agricultural Expert in 2008

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

No director or executive officer is related to any other director or executive officer.

Compliance with Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission or written representations from certain reporting persons, we believe that during fiscal year 2008, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Exchange Act, other than the following:

Our CEO, Xincheng Gao, failed to file one Form 4 reporting his acquisition of indirect beneficial ownership over 22,454,545 shares of our Common Stock owned by Redsky Group Limited, as the result of his exercise of an option to obtain all of the outstanding shares of our principal stockholder, Redsky Group Limited.  Mr. Gao subsequently reported the acquisition on a Form 5.

One Form 4 was filed late by our CFO, Gaihong Li , disclosing the acquisition by Ms. Li of 100 shares of our Common Stock pursuant to a grant under our 2003 Equity Incentive Plan.

CORPORATE GOVERNANCE

Board of Directors

We have five members serving on our Board of Directors, of which a majority are independent directors . All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Through December 31, 2008, our Board of Directors met in person one time and acted by written consent three times.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee, each of which was formed on November 17, 2008.

Audit Committee

The audit committee members for the year ended December 31, 2008 consisted of Larry Goldman, Wenbing (Christopher) Wang and Junrong Guo.  Each of these members would be considered “independent” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee operates under a written charter. Larry Goldman is the Chairman of our Audit Committee.

Our board of directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of the SEC, serving on our audit committee, and that Larry Goldman is the “audit committee financial expert” ..

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Goldman, Wang and Guo are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Guo is the Chairman of Nominating and Corporate Governance Committee.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) assisting the Board in determining the compensation of the Chief Executive Officer and make recommendations to the Board with respect to the compensation of the Chief Financial Officer, other executive officers of the Company and independent directors. Each of Messrs. Goldman, Wang and Guo are members of the Compensation Committee. The Compensation Committee operates under a written charter.  Mr. Wang is the Chairman of Compensation Committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 28, 2008. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.  A printed copy of the Code of Ethics may  be obtained free of charge by writing to China Bio Energy Holding Group Co., Ltd., Dongxin Century Square, 7th Floor, Hi-Tech Development District, Xi’an, Shaanxi Province, PRC 710043.

Item 11.	Executive Compensation.

Summary Compensation Table

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2008 and 2007 to the identified persons (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Xincheng Gao (1)	2008	40,000	10,000	-	50,000
Chairman, President, and Chief Executive Officer
	2007	8,500	1,500	-	10,000

Gaihong Li (1)	2008	20,000	2,000	-	22,000
Chief Financial Officer, Treasurer and Director
	2007	4,000	1,200	-	5,200

John Vogel (2)	2008	-0-	-0-	-0-	-0-
Chief Executive Officer and Presiden	2007	-0-	-0-	-0-	-0-

(1) Reflects compensation received by our named executive officers in their capacities as executive officers of Baorun Industrial.

(2) Mr. Vogel resigned as our Chief Executive Officer and President on October 23, 2007.

During each of the last two fiscal years, none of our other officers had salary and bonus greater than $100,000. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Grants of Plan-Based Awards

Not applicable to smaller reporting companies.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Gaihong Li Chief Financial Officer	100	(1)	$399

(1) The shares shall vest on May 17, 2009, provided, that, Ms. Li continues to be employed with the Company at such time.

Option Exercise and Stock Vested

Not applicable to smaller reporting companies.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation Of Directors

Compensation paid to our independent directors as of December 31, 2008 is as follows:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)

Larry Goldman	-0-	(1)	-0-	-0-

Wenbing (Christopher) Wang	-0-	(1)	-0-	-0-

Junrong Guo	-0-	-0-	-0-	-0-

(1) As of December 31, 2008, none of the options to purchase 20,000 shares of common stock issued to each of Messrs. Goldman and Wang had vested, as a result their was no expense recognized for financial statement reporting purposes.

Each of Messrs. Goldman, Wang and Guo entered into Independent Director Agreements with the Company.  Pursuant to the terms of those agreements, Mr. Goldman shall receive $20,000 in cash annually and an annual option grant to purchase 20,000 shares of common stock of the Company, Mr. Wang shall receive $15,000 in cash annually and an annual option to purchase 20,000 shares of common stock of the Company, and Mr. Guo shall receive RMB20,000 in cash annually. In addition, each of Mr. Goldman and Mr. Wang shall receive $1,000 for each director meeting attended by phone and $5,000 for each director meeting attended in person.  The exercise price of the annual option grants shall be equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and such options vest quarterly, in equal installments over the 12 months period from date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 20, 2009 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 20, 2009, we had 27,169,091 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 20, 2009, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Redsky Group Limited (1)	22,454,545	82.65%

Gao Xincheng (2)	22,454,545	82.65%

Li Gaihong	100	*

Chen Jun	—	—

Larry Goldman (3)	10,000	*

Wenbing Christopher Wang (3)	10,000	*

Junrong Guo	-0-	__

Vision Capital Advisors, LLC (4)	2,805,327	9.99%

All Directors, Executive Officers and Director, as a group	22,474,645	82.66%

* Less than one percent.

(1) The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands.
(2) Mr. Gao Xincheng, as the sole stockholder of Redksy Group, has dispositive and voting power over the shares.
(3) Reflects the vested portion of an option to purchase up to 20,000 shares of common stock at an exercise price of $4.00.
(4) Derived from a Schedule 13G/A filed by Vision Capital Advisors, LLC on February 11, 2009

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction

As of December 31, 2007, there was an advance of $593,696 to a related party that is 40% owned by one of the shareholders of Baorun Industrial. In 2008, the advance was fully repaid. The Company has also periodically purchased oil supplies at the fair market value from this related party. There was no purchase from this related party in 2008.

Director Independence

On November 17, 2008, the Board of Directors of the Company appointed Larry Goldman, Wenbing (Christopher) Wang and Junrong Guo to serve as directors.  Each of Messrs. Goldman, Wang and Guo are independent as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.

Review, Approval or Ratification of Transactions with Related Parties

The transactions with related parties described above by Baorun Industrial were entered into prior to the consummation of the Share Exchange and the formation of an Audit Committee of the Board of Directors. Baorun Industrial did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described. Our Audit Committee under its charter is responsible reviewing and approving any related party transactions.

Item 14.	Principal Accountant Fees and Services.

Our independent accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2008 and 2007, was Sherb & Co., LLP.  The following table shows the fees paid or accrued by us to Sherb & Co., LLP during the periods indicated.

	2007	2008
Audit Fees	$68,803	$84,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.  There were no audit-related fees, tax fees or fees paid or accrued during these periods.

Pre-Approval of Services.

Prior to November 17, 2008, we did not have an audit committee and as a result, our entire board of directors performed the duties of an audit committee. Our board of directors evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered audit and non-audit services.  In the future, our Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15.	Exhibits.

(a)   1.        Financial Statements

  An index to Consolidated Financial Statements appears on page F-1.

2.    Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)          Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)
3.1	Certificate of Correction filed on July 24, 2007. (3)
3.1	Certificate of Amendment filed on June 11, 2007. (4)
3.1	Articles of Incorporation. (5)
3.1	Certificate of Amendment to Articles of Incorporation. (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)
3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)
3.2	By-laws. (5)
4.1	Form of Warrant. (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)
4.3+	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock
4.4	Form of Debenture (9)
10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)
10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)
10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)
10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)
10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)
10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)
10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)
10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)
10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)
10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)
10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)
10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)
10.14	Power of Attorney of Gao Xincheng. (8)
10.15	Power of Attorney of Gao Huiling. (8)
10.16	Power of Attorney of Liu Yunlong. (8)
10.17	Nominee Letter between Redsky China and Gao Xincheng. (8)
10.18	Nominee Letter between Redsky China and Gao Huiling. (8)
10.19	Nominee Letter between Redsky China and Liu Yunlong. (8)
10.20	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)
10.21	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)
10.22	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007. (8)
10.23	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)
10.24	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007. (8)
10.25	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007. (8)
10.26	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007. (8)
10.27	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006. (8)
10.28	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006. (8)

10.29	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005. (8)
10.30	Security Purchase Agreement, dated as of October 14, 2008. (9)
10.31	Registration Rights Agreement, dated as of October 14, 2008. (9)
10.32	Share Escrow Agreement, dated as of October 14, 2008. (9)
10.33	Management Escrow Agreement, dated as of October 14, 2008. (9)
10.34	Form of Warrant Exercise Agreement. (9)
10.35+	Gas Station Lease Agreement, dated as of May 20, 2008.
14	Code of Business Conduct and Ethics. (8)
21	List of Subsidiaries. (7)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.

CHINA BIO ENERGY HOLDING GROUP CO., LTD.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

PAGE	F-2	CONSOLIDATED BALANCE SHEETS.

PAGE	F-3	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME.

PAGE	F-4	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS.

PAGES	F-6 - F-22	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1900 NW Corporate Blvd., Suite East 210 Boca Raton, FL 33431 Tel: 561.886.4200 Fax: 561.886.3330 e-mail. info@sherbcpa.com Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Bio Energy Holding Group Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Bio Energy Holding Group Co., Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. China Bio Energy Holding Group Co., Ltd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Bio Energy Holding Group Co., Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31_2008 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants

Boca Raton, Florida
March 5, 2009

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,119,028	$1,382,371
Restricted cash	919,351	200,000
Accounts receivable	8,164,320	288,589
Other receivables and deposits	3,986,984	4,403,762
Prepaid expenses	1,884,102	41,412
Advance to suppliers	17,945,487	16,546,506
Inventories, net	22,268,903	12,082,962
Due from related party	-	593,696

Total current assets	78,288,175	35,539,298

Prepaid rents	6,408,568	-
Property and equipment, net	9,997,674	8,166,250

Total noncurrent assets	16,406,242	8,166,250

TOTAL ASSETS	$94,694,417	$43,705,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$179,617
Advance from customers	4,580,462	499,908
Taxes payable	735,461	125,015
Other payables	3,232,088	3,233,552
Loans payable	2,247,197	1,438,164

Total current liabilities	10,795,208	5,476,256

Loans payable - Non-current	-	33,655

TOTAL LIABILITIES	10,795,208	5,509,911

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 10,000,000; issued and ourstanding 3,465,753 and 1,000,000 shares at December 31, 2008 and 2007, respectively	3,465	1,000
Common stock, $.0001 par value; authorized shares 79,000,000; issued and outstanding 27,169,091 and25,454,545 shares at December 31, 2008 and 2007, respectively	2,716	2,545
Additional paid in capital	44,434,250	19,611,938
Statutory reserve	4,920,114	2,051,030
Accumulated other comprehensive income	5,337,003	2,319,732
Retained earnings	29,201,661	14,209,392

Total stockholders' equity	83,899,209	38,195,637

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,694,417	$43,705,548
The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2008	2007

Sales	$216,506,969	$87,104,187

Cost of goods sold	185,858,502	77,006,690

Gross profit	30,648,467	10,097,497

Selling, general and administrative expenses	1,997,818	1,686,760

Income from operations	28,650,649	8,410,737

Non-operating income (expenses)
Interest expenses	(125,201)	(142,442)
Subsidy income	100,792	328,697
Other expense	(63,519)	(17,427)
Stock based compensation - make good provision	(9,838,354)	-

Total non-operating expenses	(9,926,282)	168,828

Net income	18,724,367	8,579,565

Other comprehensive item
Foreign currency translation gain	3,017,271	1,694,926

Comprehensive Income	$21,741,638	$10,274,491

Net Income	18,724,367	8,579,565
Deemed dividend to preferred stockholders	863,014	3,398,534
Net income available to common stockholders	17,861,353	5,181,031

Basic and diluted weighted average shares outstanding
Basic	25,889,748	24,238,107
Diluted	32,877,570	25,145,122

Basic and diluted net earnings per share available to common stockholders
Basic	$0.69	$0.21
Diluted	$0.54	$0.21

The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock		Additional paid	Statutory	Other comprehensive	Retained	Total stockholders'
	Shares	Amount	Shares	Amount	in capital	reserves	income	earnings	equity
Balance at December 31, 2006	-	-	23,954,545	2,395	2,533,837	1,110,374	624,806	9,969,017	14,240,429

Capital contribution	-	-	-	-	3,905,724	-	-	-	3,905,724

Recapitalization on reverse acquisition	-	-	1,500,000	150	(150)	-	-	-	-

Shares issued for cash	1,000,000	1,000	-	-	13,172,527	-	-	(3,398,534)	9,774,993

Net income for the year	-	-	-	-	-	-	-	8,579,565	8,579,565

Transfer to statutory reserves	-	-	-	-	-	940,656	-	(940,656)	-

Foreign currency translation gain	-	-	-	-	-	-	1,694,926	-	1,694,926

Balance at December 31, 2007	1,000,000	1,000	25,454,545	2,545	19,611,938	2,051,030	2,319,732	14,209,392	38,195,637

Preferred shares issued for cash	2,465,753	2,465	-	-	8,997,535	-	-	-	9,000,000

Warrant exercised	-	-	1,704,546	170	5,113,465	-	-	-	5,113,635

Employee stock issued	-	-	10,000	1	9,944	-	-	-	9,945

Net income for the year	-	-	-	-	-	-	-	18,724,367	18,724,367

Benefical Conversion - Deemed dividend	-	-	-	-	863,014	-	-	(863,014)	-

Stock-based compensation - Make good provision	-	-	-	-	9,838,354	-	-	-	9,838,354

Transfer to statutory reserves	-	-	-	-	-	2,869,084	-	(2,869,084)	-

Foreign currency translation gain	-	-	-	-	-	-	3,017,271	-	3,017,271

Balance at December 31, 2008	3,465,753	$3,465	27,169,091	$2,716	$44,434,250	$4,920,114	$5,337,003	$29,201,661	$83,899,209

The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For The Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,724,367	$8,579,565
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,040,924	228,833
Bad debt expenses	-	-
Stock based compensation - make good provision	9,838,354	-
Stock based compensation - stocks to employees	9,945
(Increase) decrease in current assets:
Accounts receivable	(7,731,421)	5,644,946
Other receivables, deposits and prepaid expenses	(8,466,631)	(4,099,356)
Advance to suppliers	(280,790)	(11,484,067)
Inventories	(9,223,710)	(4,098,099)
Due from related party	623,581	(245,852)
Increase (decrease) in current liabilities:
Accounts payable	(187,219)	(1,889,778)
Advance from customers	3,982,577	87,896
Taxes payable	592,462	(643,780)
Other payables and accrued expenses	(217,054)	2,811,389

Net cash provided by (used in) operating activities	8,705,385	(5,108,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investment	-	-
Acquisition of property and equipment	(1,251,231)	(6,809,173)
Construction in progress	-	-

Net cash used in investing activities	(1,251,231)	(6,809,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(718,768)	457,811
Notes payable - trade	-	-
Notes payable - related party	-	-
Proceeds from short-term loans	719,942	269,531
Repayment of short term loan	-	(1,577,744)
Proceeds from long-term payables	-	-
Repayment of auto loans long term notes payable	(54,375)	(4,235)
Proceeds from issuance of preferred stock	9,000,000	9,774,993
Proceeds from warrants exercised	5,113,635	-
Capital contribution	-	3,905,724
Advance to shareholder	-	-
Repayment from shareholder	-	22,617

Net cash provided by financing activities	14,060,434	12,848,697

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	222,069	(180,293)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,736,657	750,928

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,382,371	631,443

CASH AND CASH EQUIVALENTS, END OF YEAR	$23,119,028	$1,382,371

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$125,201	$137,463

The accompanying notes are an integral part of these consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

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

The Company believes that current PRC corporate rules and regulations do not preclude Redsky Industrial, and thereby the Company, from exercising effective control of Baorun Industrial, the operating entity of the Company.  Pursuant to the terms of the Business Cooperation Agreement, as amended (“Cooperation Agreement”) entered into between Redsky Industrial and Baorun Industrial, Baorun Industrial granted to Redsky Industrial the right to claim 100% of the net income, or loss, of Baorun Industrial in consideration for the services provided by Redsky Industrial. Under the Cooperation Agreement, Baorun Industrial cannot assign its rights under such agreement to a third party without Redsky Industrial’s consent. Redsky Industrial must notify Baorun Industrial of its intent to assign the agreement to a third party, but does not need the consent of Baorun Industrial for such assignment. Under the Cooperation Agreement Redsky Industrial is to absorb 100% of the net income, or loss, of Baorun Industrial. In addition, Baorun Industrial granted to Redsky Industrial the right to any residual returns and dividends from Baorun Industrial. Accordingly, as Redsky Industrial is a wholly owned subsidiary of Baorun Group, which is ultimately a subsidiary of the Company, 100% of Baorun Industrial will be consolidated into Redsky Industrial and ultimately the Company. The right to absorb these benefits, and expenses, are in place for the entire life of the Cooperation Agreement, or until such time that the Cooperation Agreement is voided or cancelled.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, prepared in accordance with U.S. GAAP, include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of FIN - 46R. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

The Company, its subsidiaries and VIEs referenced above are hereinafter collectively referred to as the (“Company”).

Principle of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Baorun Group and Redsky Industrial, and its consolidated subsidiary, Baorun Industrial (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

As of December 31, 2008 , the Company maintained restricted cash of $919,351, of which $750,000 was held in an escrow account and will be released in installments of $250,000 upon the appointment of (i) a new Chief Financial Officer, (ii) a Vice President of Investor Relations, and (iii) upon the Company’s compliance with NASDAQ’s corporate governance requirements, including but not limited to appointing three persons to serve as “independent” directors (as such term is defined under the NASDAQ Stock Market rules) on our Board of Directors and forming the Audit Committee and the Compensation Committee of our Board of Directors; $132,695 was the remaining balance of $200,000 which was also held in the escrow account for the purpose of paying investment relations expense only; and $36,656 was the cash collateral held in the bank for the short term loan of RMB 5 million which was entered on August 31, 2008.

As of December 31, 2007, the Company maintained $200,000 in an escrow account for the purpose of paying the Company’s investment relations related expense only.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at December 31, 2008 and December 31, 2007 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of December 31, 2008 and December 31, 2007 were $4,580,462 and $499,908, respectively.

Plant, Property and Equipment

Plant, property and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Years
Building	20
Vehicle	5
Office Equipment	5
Production Equipment	10

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  There was no fixed asset impairment in the years of 2008 and 2007.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2008 and December 31, 2007, there were no impairments of its long-lived assets.

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

According to the PRC tax regulations, since Baorun Industrial uses the waste gas, water and residue to produce the products, the Company is eligible for the exemption of income taxes for six years from year 2004 to year 2010. Net income for the years ended December 31, 2008 and 2007 would have been reduced by $7,208,710 and $3,099,930, respectively, if Baorun Industrial was not exempt from income taxes.

At December 31, 2008, Baorun Group and Redsky Industrial had net operating losses of approximately $769,000 and $75,000, respectively.  At December 31, 2007, Baorun Group and Redsky Industrial had net operating losses of approximately $769,000 and $44,000, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. For distribution of finished oil and bio-diesel, sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.  For gas station retail sales, revenue is recognized and cash is collected upon completion of fuel sales to customers,

Sales revenue represents the invoiced value of goods sold, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments caused by different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2008 and 2007 were included net income and foreign currency translation adjustments.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” “SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

	For the Year Ended
	2008	2007
Net income	$18,724,367	$8,579,565
Deemed dividend to preferred stockholders	863,014	3,398,534
Net income available to common stockholders	17,861,353	5,181,031

Weighted average shares outstanding - basic	25,889,748	24,238,107
Effect of dilutive securities:
Convertible preferred stock	5,072,383	859,278
Unexercised warrants and stock option	1,915,439	47,737
Weighted average shares outstanding - diluted	32,877,570	25,145,122

Earnings per share - basic	$0.69	$0.21
Earnings per share - diluted	$0.54	$0.21

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products, services, and channels.  The management has determined that the Company has three operating segments as defined by SFAS 131: distribution of finished oil, bio-diesel production, and retail gas stations.

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2008
Net sales	$143,498,550	$50,052,524	$22,955,895	$216,506,969
Depreciation	165,147	875,777	-	1,040,924
Interest expense	105,163	20,038	-	125,201
Net income	12,202,721	14,120,000	2,240,000	28,562,721
Segment assets	55,998,069	29,075,363	9,620,985	94,694,417
Capital expenditure	155,769	1,095,462	-	1,251,231
2007
Net sales	$82,904,187	$4,200,000	$-	$87,104,187
Depreciation	144,599	84,234	-	228,833
Interest expense	142,442	-	-	142,442
Net income	7,629,565,	950,000	-	8,579,565
Segment assets	34,773,019	8,891,117	41,412	43,705,548
Capital expenditure	146,133	6,663,040	-	6,809,173

Note: The “make good provision’ in the amount of $9,838,354 is excluded from the segment net income.

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2004), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the ccurrent year presentation.  These reclassifications had no effect on previously reported results or retained earnings.

New Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company, we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

3.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2008 and 2007 amounted to $21,901,405 and $1,377,141, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4.  PREPAID EXPENSES

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 14 - Commitments). At December 31, 2008 and 2007, the current portion of prepaid expenses was $1,884,102 and $41,412, respectively. At December 31, 2008, the noncurrent portion of prepaid expenses amounting $6,408,568 represents the prepaid rents that will be expensed after one year.

5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2008	December 31, 2007
Petroleum	$5,676,454	$2,909,158
Diesel	8,727,090	6,079,751
Heavy Oil	-	1,620,487
Raw material for manufacturing bio-diesel oil	8,018,594	1,473,566
Subtotal	22,422,138	12,082,962
Less: Allowance for inventory	(153,235)	-
Total	$22,268,903	$12,082,962

6.  OTHER RECEIVALBES AND DEPOSITS

At December 31, 2008, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $3,047,242 (see Note 12 - Other Payables), and deposits made for purchase of equipments and short term cash advances to third parties in the amount of $939,742. At December 31, 2007, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $2,855,081, and deposits for diesel oil equipments and three oil mill factories acquisitions in the amount of $1,548,681.

7.  PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment are summarized as follows:

	December 31, 2008	December 31, 2007
Building	$335,624	$314,459
Diesel Processing Equipment	10,325,005	7,500,890
Office Equipment	120,588	98,788
Other Equipment	31,888	25,086
Motor Vehicles	797,020	746,759
	11,610,125	8,685,982
Less: Accumulated Depreciation	(1,612,451)	(519,732)
Total	$9,997,674	$8,166,250

Depreciation expense for the periods ended December 31, 2008 and 2007 were $1,040,924 and $228,833 , respectively.

8.  DUE FROM RELATED PARTY

Due from related party represents the advance to and prepayment for the purchase of oil products from a related company that is 40% owned by one of the shareholder of Baorun Industrial. As of December 31, 2008 and 2007, due from this related party was $0 and $593,696, respectively. Purchase from this related party during 2008 and 2007 were $0.

9.  MAJOR CUSTOMERS AND VENDORS

For years ended 2008 and 2007, no major customers accounted for over 10% of the Company’s total sales.

For the year ended December 31, 2008, ten vendors accounted for approximately 93.07% of the Company’s total purchase of oil; within them one vendor provided approximately 51.98% of the Company’s total purchases of oil. For the year ended December 31, 2007, five vendors accounted for approximately 86% of the Company’s total purchases of oil. There were no accounts payables to these vendors at December 31, 2008 and 2007.

10.  TAX PAYABLE

Tax payable consisted of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Value added tax payable	$683,842	$125,015
Urban maintenance and construction tax payable	48,879	—
Other tax payable	2,740	—
	$735,461	$125,015

11.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Redsky had a net operating loss of approximately $31,000 and $44,000 for the years ended December 31, 2008 and 2007, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun Group is subject to Hong Kong profits tax rate of 16.5%, and has a net operating loss carryover of approximately $769,300 at December 31, 2008.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The parent company, China Bio Energy Holding Group Co., Ltd., is taxed in the U.S. and has a net operating loss approximately of $10,080,000 and $0 for the years ended December 31, 2008 and 2007, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2008	2007

US statutory rates	34%	34%
Tax rate difference	(9.1)%	(1.1)%
Effect of tax holiday	(25.2)%	(36.1)%
Valuation allowance	0.3%	3.2%

Tax per financial statements	-	-

The following table gives the unaudited pro forma financial impact had the PRC taxes not been abated.

	Years ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Net income before income taxes	$18,724,367	$8,579,565
Tax provision	7,208,710	3,099,930
Net income	$11,515,657	$5,479,635

12.  OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and an advance of $3,047,242 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,047,242 prepayment from Redsky Industrial. At December 31, 2008 and December 31, 2007, the other payables were $3,232,088 and $3,233,552, respectively.

13.  LOANS PAYABLE

The Company is obligated under two short term loans from commercial banks in the PRC. The first loan of $1,463,143 (RMB 10, 000,000) was entered into on September 1, 2008 with maturity to August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an adjustable interest rate of 15% mark up the China national prime rate, currently the Company’s rate is at 6.1065%  per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2.375% of the loan principal, and collateralized the Company’s diesel processing equipments in the value of approximately $2,919,000 (RMB 20,260,000) and stock of the Company owned by its majority shareholder in the value of approximately $2,130,000 (RMB 14,700,000) for the guarantee.

The second loan of $731,572 (RMB 5,000,000) was entered into on August 31, 2008 with maturity on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum.

At December 31, 2008, automobile loan carried a balance of $52,482.

14.  COMMITMENTS

Lease Agreements

The Company leased one oil storage facility with Northwest Naihuo Material Factory under a long term, non-cancelable, and renewable operating lease agreement since 2006 with expiration date on June 30, 2008. This lease has been renewed for additional six years with annual lease payment of $102,000 (RMB 700,000).

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement with Shanxi Continental Petroleum Co. Ltd. has been renewed for one year with expiration date on December 31, 2008, and renewed again at the end of 2008 for another one year lease with annual lease payment of $57,000 (RMB 400,000). The other lease agreement has been terminated as lease term expired. The Company then entered into a new one year, non-cancelable and renewable lease agreement with 456 Oil Storage Warehouse for a new oil storage facility with expiration date on December 31, 2008, which was renewed again at the end of 2008 for another one year lease with lease payment charged at RMB 30 per ton for the first month of leasing, and RMB 7 per ton for the months thereafter.

In August of 2008, the Company entered into another non-cancelable and renewable operating lease agreement with 68103 Troops for five years oil storage from November 16, 2008 to November 16, 2013 with lease payment charged at RMB 30 per ton for the first month of leasing, and RMB 10 per ton for the months thereafter.  The Company has paid approximately $507,000 (RMB 3,500,000) in advance to help the lessee to rebuild and improve the oil storage warehouse with the commitment from the lessee that such rebuild will be completed within 70 days. The prepaid lease payment will be used to against future lease payment at RMB 700,000 per annum for five years.

At February 1, 2007, the Company leased one gas station for operation under a long term, non-cancelable operating lease agreement with expiration date on December 31, 2027. The annual lease payment is approximately $17,500 (RMB 125,000) with a 5% increase every five year. The Company is required to pay in advance 50% of the sum of the first three year lease payments $53,000 (RMB 375,000) upon receiving the operating permits and related documents from the lessor, and pay the remaining 50% at the time of officially taking over the operation. The Company will pay the 4th year lease payment at the end of the second year of leasing, and pay the rents annually thereafter. This lease is classified as operating lease.

At May 20, 2008, the Company leased additional four gas stations for operation under a long term operating lease agreement with an initial term expiring on May 31, 2023. The annual lease payment for each gas station is approximately $437,000 (RMB 3,000,000). The Company is required to make the lease payments for all four gas stations in the amount of $8,747,631 (RMB 60,000,000) in advance in five-year increments. The Company has paid $8,747,631 (RMB 60,000,000) for the lease payments during year 2008. This lease is classified as operating lease.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending December 31,	Amount

2009	$2,330,000
2010	1,960,000
2011	1,960,000
2012	1,960,000
2013	1,960,000
Years thereafter	16,340,000

Total	$26,510,000

Total rental expense for the years ended December 31, 2008 and 2007 amounted to approximately $1,301,000 and $173,000, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the bio-diesel product for a period of July 1, 2008 through August 31, 2009.  The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility.  The shipping cost paid to this transportation company was approximately $627,000 in 2008.

15.  STATUTORY RESRVES

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

The surplus reserve fund is non-distributable, other than during liquidation, and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Company transferred $2,869,084 and $940,656 to this reserve for year 2008 and 2007, respectively.

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

Each share of preferred stock is convertible into a number of fully paid and non-assessable shares of common stock equal to the quotient of the liquidation preference amount per share of preferred stock, or $10.00, divided by the conversion price, which initially is $2.20 per share, subject to certain adjustments, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of preferred stock converted. No dividend is declared during 2008.

Deemed dividend allocated to warrants is $1,585,631. The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions:  discount rate – 1.37%; dividend yield – 0%; expected volatility – 30% and term of 5 years.  Additionally, the Company recorded $1,812,903 as dividend from a beneficial conversion feature, which reflects the difference between the fair market price and effective conversion rate. Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” the total value of $3,398,534 was recorded as a deemed dividend in 2007.

On October 14, 2008, the Company entered into a securities purchase agreement (“Debenture Purchase Agreement”) with an institutional investor for the issuance and sale of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which will automatically convert into 2,465,753 shares of Series B Convertible Preferred Stock at $3.65 per share upon the date of the filing with the Secretary of the State of Delaware of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of preferred stock from 1,000,000 shares to 10,000,000 shares and the filing of a certificate of designation of the Series B Preferred Stock. Because the Debenture Purchase Agreement lacked of the characteristics of liability, such as no repayment term of the principal, no stipulated interest rate, and no maturity date, as defined in the paragraph 36 of Financial Concepts Statement No. 6, the Company recorded $863,013 deemed dividend for the beneficial conversion feature in connection with the issuance of convertible debenture as it was the preferred stock in substance as per FAS 150.

The Company also received an additional $5,113,635 from the exercise of approximately1.7 million issued and outstanding warrants at a strike price of $3.00.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	5,681,819	$3.56	4.81
Exercisable at December 31, 2007	5,681,819	-	-
Granted	-	-	-
Exercised	(1,704,546)	3.00	-
Forfeited	-	-	-
Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Exercisable at December 31, 2008	3,977,273	-	-

17.  MAKE GOOD ESCROW AGREEMENT

In connection with the Financing, the Company entered into an escrow agreement with the investor and the major stockholder of the Company, pursuant to which 2,465,753 shares of common stock owned by the major stockholder have been deposited in escrow and held as security for the achievement by the Company of (i) $28,000,000 Net Income, and (ii) fully diluted earnings per share of no less than $0.73 (the “Performance Thresholds”). If the Company achieves the Performance Thresholds, the Escrow Shares will be released to such stockholder. If the Company achieves no more than 50% of the Performance Thresholds, the Escrow Shares will be disbursed to the investor. If the Company achieves more than 50% and less than 100% of the Performance Thresholds, the Escrow Agent will disburse to the investor that number of Escrow Shares equal to two (2) times the percentage by which the lowest performance threshold was not achieved.

Excluding the make good provision of $9,838,354, the net income is $28,562,721 for 2008 with fully diluted earnings per share of $0.84 and thus the Company has achieved the 2008 guaranteed performance threshold.

According to SAB 107, following the achievement of the 2008 performance criteria, the shares to be released back to major shareholder is treated as an expense. According to SFAS No. 123R, Accounting for Stock-Based Compensation, the amount of the expense is valued at market value of the shares as of the date the performance goals are met, i.e. December 31, 2008. The total expense recognized for the fiscal year 2008 is $9,838,354, such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

In connection with the Financing, the Company also entered into a Management Escrow Agreement with the Investor, pursuant to which $750,000 of the Financing proceeds was delivered into an escrow account, which funds will be released in installments of $250,000 upon the appointment of (i) a new Chief Financial Officer, (ii) a Vice President of Investor Relations, and (iii) upon the Company’s compliance with NASDAQ’s corporate governance requirements, including but not limited to appointing three persons to serve as “independent” directors (as such term is defined under the NASDAQ Stock Market rules) on our Board of Directors, and form the Audit Committee and the Compensation Committee of our Board of Directors.

18.  SHARED-BASED PAYMENT ARRANGEMENTS

On November 17, 2008, the Company issued non-transferable stock purchase options to two newly appointed independent directors to purchase 20,000 shares of common stock each.  The exercise price is at $4.00 per share.  These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised.  The option is vested and becomes exercisable after three months from the grant date.  The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  No compensation expense for these options was recognized in 2008.

19.  OPERATING RISK

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

The Company competes with larger companies, who have greater resources available for expansion, marketing, research and development and the ability to attract more qualified personnel. There can be no assurance that the Company will remain competitive with larger competitors.

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
March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board, Chief Executive	March 25, 2009
/s/ Gao Xincheng	Officer and President (principal executive
Gao Xincheng	officer)

	Chief Financial Officer (principal	March 25, 2009
/s/ Li Gaihong	financial and accounting officer) and
Li Gaihong	Director

/s/ Larry Goldman
Larry Goldman	Director	March 25, 2009

/s/ Wenbing Christopher Wang
Wenbing Christopher Wang	Director	March 25, 2009

/s/ Guo Junrong
Guo Junrong	Director	March 25, 2009

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)

2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)

3.1	Certificate of Correction filed on July 24, 2007. (3)

3.1	Certificate of Amendment filed on June 11, 2007. (4)

3.1	Articles of Incorporation. (5)

3.1	Certificate of Amendment to Articles of Incorporation. (6)

3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)

3.1	Certificate of Incorporation of China Bio Energy Holding Group Co., Ltd. (7)

3.2	By-laws. (5)

4.1	Form of Warrant. (1)

4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)

4.3+	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock

4.4	Form of Debenture (9)

10.1	Securities Purchase Agreement, dated as of October 23, 2007. (1)

10.2	Insider Registration Rights Agreement, dated as of October 23, 2007. (1)

10.3	Financing Registration Rights Agreement, dated as of October 23, 2007. (1)

10.4	Share Escrow Agreement, dated as of October 23, 2007. (1)

10.5	Public Relations Escrow Agreement, dated as of October 23, 2007. (1)

10.6	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)

10.7	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)

10.8	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)

10.9	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)

10.10	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)

10.11	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)

10.12	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)

10.13	Incentive Option Agreement by and between Redsky and Gao Xincheng, dated as of October 19, 2007. (7)

10.14	Power of Attorney of Gao Xincheng. (8)

10.15	Power of Attorney of Gao Huiling. (8)

10.16	Power of Attorney of Liu Yunlong. (8)

10.17	Nominee Letter between Redsky China and Gao Xincheng. (8)

10.18	Nominee Letter between Redsky China and Gao Huiling. (8)

10.19	Nominee Letter between Redsky China and Liu Yunlong. (8)

10.20	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)

10.21	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)

10.22	Employment Agreement between Baorun Industrial and Chen Jun, dated as of October 23, 2007. (8)

10.23	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)

10.24	Sales Contract of Finished Oil by and between Chuan Yu Branch of China Petroleum & Chemical Sales Corporation and Baorun Industrial, dated as of January 10, 2007. (8)

10.25	Finished Oil Sales Contract by and between Sales Company of Shananxi Yanchang Petroleum Oil (Group) Co., Ltd. and Baorun Industrial, dated as of January 10, 2007. (8)

10.26	Sales Contract of Finished Oil by and between Shangdong Jin Cheng Petrochemical Group Co. Ltd. and Baorun Industrial, dated January 10, 2007. (8)

10.27	Sales Contract of Finished Oil Zibo City Lin Zi Lu Hua Refined Chemicals Co., Ltd. and Baorun Industrial, dated November 28, 2006. (8)

10.28	Sales Contract of Finished Oil by and between Hubei Hong Xin Petrochemical Industrial Co., Ltd. and Baorun Industrial, dated September 16, 2006. (8)

10.29	Sales Contract of Finished Oil by and between Shouguang City Lian Meng Petroleum & Chemical Co., Ltd. and Baorun Industrial, dated as of May 10, 2005. (8)

10.30	Security Purchase Agreement, dated as of October 14, 2008. (9)

10.31	Registration Rights Agreement, dated as of October 14, 2008. (9)

10.32	Share Escrow Agreement, dated as of October 14, 2008. (9)

10.33	Management Escrow Agreement, dated as of October 14, 2008. (9)

10.34	Form of Warrant Exercise Agreement. (9)

10.35+	Gas Station Lease Agreement, dated as of May 20, 2008.

14	Code of Business Conduct and Ethics. (8)

21	List of Subsidiaries. (7)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.