Form 10-Q
period 2009-03-31
China Bio Energy Holding Group Co., Ltd.
filed 2009-05-13
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________________to___________________________________________

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

As of May 13, 2009, there were 27,169,091 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

Page
PART I.
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,386,602	$23,119,028
Restricted cash	396,857	919,351
Accounts receivable	5,565,717	8,164,320
Other receivables and deposits	194,460	3,986,984
Prepaid rent	2,000,531	1,884,102
Advance to suppliers	15,467,225	17,945,487
Inventories, net	20,642,907	22,268,903

Total current assets	79,654,299	78,288,175

Prepaid rents	5,970,499	6,408,568
Property and equipment, net	9,709,457	9,997,674

Total noncurrent assets	15,679,956	16,406,242

TOTAL ASSETS	$95,334,255	$94,694,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,463	$-
Advance from customers	874,178	4,580,462
Taxes payable	820,369	735,461
Other payables	203,259	3,232,088
Loans payable	2,233,040	2,247,197

Total current liabilities	4,132,309	10,795,208

TOTAL LIABILITIES	4,132,309	10,795,208

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 10,000,000; issued and outstanding 3,465,753 and 3,465,753 shares at March 31, 2009 and December 31 2008, respectively	3,465	3,465
Common stock, $.0001 par value; authorized shares 79,000,000; issued and outstanding 27,169,091 and 27,169,091 shares at March 31, 2009 and December 31, 2008, respectively	2,716	2,716
Additional paid in capital	44,516,840	44,434,250
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	5,355,898	5,337,003
Retained earnings	36,402,913	29,201,661

Total stockholders' equity	91,201,946	83,899,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,334,255	$94,694,417

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)
	For The Three Months Ended March 31,
	2009	2008

Sales	$58,658,668	$35,560,840

Cost of goods sold	50,981,714	30,547,663

Gross profit	7,676,954	5,013,177

Selling, general and administrative expenses	555,849	319,806

Income from operations	7,121,105	4,693,371

Non-operating income (expenses)
Interest expenses	(33,518)	(28,271)
Subsidy income	116,964	-
Other expense	(3,299)	(195)

Total non-operating income (expenses)	80,147	(28,466)

Net income	7,201,252	4,664,905

Other comprehensive item Foreign currency translation gain (Loss)	(50,784)	1,243,160

Comprehensive Income	$7,150,468	$5,908,065

Basic and diluted weighted average shares outstanding
Basic	27,169,091	25,454,545
Diluted	34,622,712	31,459,006

Basic and diluted net earnings per share available to common stockholders
Basic	$0.27	$0.18
Diluted	$0.21	$0.15

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
	For The Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,201,252	$4,664,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	292,744	225,045
Stock based compensation	82,590	-
(Increase) decrease in current assets:
Accounts receivable	2,597,481	(5,481,284)
Other receivables, deposits and prepaid expenses	4,112,288	251,082
Advance to suppliers	2,478,674	2,279,926
Inventories	1,627,802	162,999
Due from related party	-	(38,069)
Increase (decrease) in current liabilities:
Accounts payable	-	(182,927)
Advance from customers	(3,703,649)	1,421,163
Taxes payable	84,725	156,005
Other payables and accrued expenses	(3,025,122)	(2,384,782)

Net cash provided by operating activities	11,748,785	1,074,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,324)	(82,235)
Construction in progress	-	(865,607)

Net cash used in investing activities	(3,324)	(947,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	522,500	-
Repayment of auto loans long term notes payable	(14,473)	(12,783)

Net cash provided by (used in) financing activities	508,027	(12,783)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	14,086	56,410

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,267,574	169,848

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,119,028	1,382,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,386,602	$1,552,219

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$38,372	$27,658

See accompanying notes to the consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Bio Energy Holding Group Co., Ltd. (the “Company” or “CBEH”) was originally incorporated in the State of Delaware in July 1998 under the corporate name “AMS Marketing Inc.” and in October 2003, the Company changed its name to “International Imaging Systems, Inc.” On November 15, 2007, through a merger of its newly-formed wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd. (“Merger Sub”), the Company’s name was changed to “China Bio Energy Holding Group Co., Ltd.” The separate existence of Merger Sub then ceased after the merger. The Company is currently engaged in the development, exploration, production and distribution of bio-diesel and wholesale and processing of heavy oil and finished oil products, and retail gas stations through its indirect wholly owned operating subsidiary in China.

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

Baorun Industrial was registered as a privately owned company on November 11, 1999 in the PRC. Its business operations consist of processing and distributing heavy oil and finished oil. It also engages in the research and development, manufacturing and distribution of bio-diesel. Baorun Industrial distributes its oil products to clients primarily located in the Shaanxi, Shandong, Henan, Hunan, Sichuan, Hubei, Guizhou, Yunnan, and Xinjiang provinces of the PRC.

As Baorun Group owns Redsky Industrial, which effectively controls Baorun Industrial, Baorun Industrial is deemed a subsidiary of Baorun Group, a legal subsidiary of the Company. Based on Baorun Industrial’s contractual relationship with Redsky Industrial, the Company has determined that a variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Under FIN 46(R), subsequent to the Redsky Contract and the Exchange Agreement, Baorun Industrial is to be presented as a consolidated subsidiary of the Company.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  When used in these notes, the terms "Company," "we," "us" or "our" means China Bio Energy Holding Group Co., Ltd. and all entities included in our consolidated financial statement

The unaudited condensed consolidated financial statements include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of FIN - 46R. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

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

As of March 31, 2009 and December 31, 2008, the Company maintained restricted cash of $396,857 and $919,351, respectively.  Of the restricted cash, $250,000 was held in an escrow account and will be released upon the appointment of a new Chief Financial Officer; $110,195 was the remaining balance of $200,000 which was also held in the escrow account for the purpose of paying investment relations expense only; and $36,662 was the cash collateral held in the bank for the short term loan of RMB 5 million which was entered on August 31, 2008.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at March 31, 2009 and December 31, 2008 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of March 31, 2009 and December 31, 2008 were $874,178 and $4,580,462, respectively.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  There was no fixed asset impairment.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

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

There were no sales returns and allowances for the three months ended March 31, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2009 and 2008 were included net income and foreign currency translation adjustments.

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results or retained earnings.

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

Defining Warrant Indexed To A Company’s Own Stock – EIFT 07-05

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) issue No. 07-05, “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike process adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock.  Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at the date.  EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.
The Company does not believe that adoption of EITF 07-05 would have material effect on the Company’s financial statements and disclosures.

3.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2009 and December 31, 2008 amounted to $34,881,671 and $21,901,405, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 14 - Commitments). At March 31, 2009 and December 31, 2008, the current portion of prepaid expenses was $2,000,531 and $1,884,102, respectively.  At March 31, 2009 and December 31, 2008, the noncurrent portion of prepaid expenses amounted $5,970,499 and $6,408,568, respectively, which represents the prepaid rents that will be expensed after one year.

5.  INVENTORIES

Inventories consisted of the following:
	March 31, 2009 (Unaudited)	December 31, 2008
Petroleum	$9,103,831	$5,676,454
Diesel	4,044,720	8,727,090
Heavy Oil	535,289	-
Raw material for manufacturing bio-diesel oil	6,959,067	8,018,594
Subtotal	20,642,907	22,422,138
Less: Allowance for inventory	-	(153,235)
Total	$20,642,907	$22,268,903

6.  OTHER RECEIVABLES AND DEPOSITS

At March 31, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $194,460.  At December 31, 2008, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $3,047,242 (see Note 12 - Other Payables), and deposits made for purchase of equipments and short term cash advances to third parties in the amount of $939,742.

7.  PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment are summarized as follows:
	March 31, 2009 (Unaudited)	December 31, 2008
Building	$335,672	$335,624
Diesel Processing Equipment	10,326,514	10,325,005
Office Equipment	123,933	120,588
Other Equipment	31,893	31,888
Motor Vehicles	797,137	797,020
	11,615,149	11,610,125
Less: Accumulated Depreciation	(1,905,692)	(1,612,451)
Total	$9,709,457	$9,997,674

Depreciation expense for the three months ended March 31, 200 and 2008 were $292,744 and $225,045, respectively.

8.  MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2009, one major customer accounted for approximately 21% of the Company’s total sales, and this customer accounted for approximately 37% of the Company’s outstanding accounts receivable. No other major customers accounted for over 10% of the Company’s total sales.  For the three months ended March 31, 2008, no major customers accounted for over 10% of the Company’s total sales.

For the three months ended March 31, 2009, ten vendors accounted for approximately 87% of the Company’s total purchase of oil; within them one vendor provided approximately 40% of the Company’s total purchases of oil.  For the three months ended March 31, 2008, this vendor accounted for approximately 29% of the Company’s total purchases of oil.  There were no accounts payables due by this vendor at March 31, 2009 and 2008.

9.  TAX PAYABLE

Tax payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009 (Unaudited)	December 31, 2008
Value added tax payable	$764,222	$683,842
Urban maintenance and construction tax payable	53,496	48,879
Other tax payable	2,651	2,740
	$820,369	$735,461

10.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to 2010 as the incentive from the Government for bio energy products. Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Redsky had a net operating loss of approximately $14,000 and $6,000 for the three months ended March 31, 2009 and 2008, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun Group is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for the three months ended March 31, 2009 and has carryover of approximately $769,300 at December 31, 2008.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The parent company, China Bio Energy Holding Group Co., Ltd., is taxed in the U.S. and has a net operating loss approximately of $122,456 and $0 for the three months ended March 31, 2009 and 2008, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2009	2008

US statutory rates	34%	34%
Tax rate difference	(9.1)%	(1.1)%
Effect of tax holiday	(25.2)%	(36.1)%
Valuation allowance	0.3%	3.2%

Tax per financial statements	-	-

The following table gives the unaudited pro forma financial impact had the PRC taxes not been abated.

	For the Three Months Ended March 31,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$7,150,468	$4,664,905
Tax provision	(1,831,475)	(1,166,226)
Net income	$5,318,993	$3,498,679

12.  OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties.  Other payables balances at March 31, 2009 and December 31, 2008 were $203,259 and $3,232,088, respectively.  At December 31, 2008, there was an advance of $3,047,242 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,047,242 prepayment from Redsky Industrial.

13.  LOANS PAYABLE

The Company is obligated under two short term loans from commercial banks in the PRC. The first loan of $1,463,358 (RMB 10,000,000) was entered into on September 1, 2008 with maturity to August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an adjustable interest rate of 15% mark up the China national prime rate, currently the Company’s rate is at 6.1065%  per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2.375% of the loan principal, and collateralized the Company’s diesel processing equipments in the value of approximately $2,919,000 (RMB 20,260,000) and stock of the Company owned by its majority shareholder in the value of approximately $2,130,000 (RMB 14,700,000) for the guarantee.

The second loan of $731,678 (RMB 5,000,000) was entered into on August 31, 2008 with maturity on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum.

At March 31, 2009, automobile loan carried a balance of $38,004.

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

On February 1, 2007, the Company leased one gas station for operation under a long term, non-cancelable operating lease agreement with expiration date on December 31, 2027. The annual lease payment is approximately $17,500 (RMB 125,000) with a 5% increase every five year. The Company is required to pay in advance 50% of the sum of the first three year lease payments $53,000 (RMB 375,000) upon receiving the operating permits and related documents from the lessor, and pay the remaining 50% at the time of officially taking over the operation. The Company will pay the 4th year lease payment at the end of the second year of leasing, and pay the rents annually thereafter. This lease is classified as operating lease.

On May 20, 2008, the Company leased additional four gas stations for operation under a long term operating lease agreement with an initial term expiring on May 31, 2023. The annual lease payment for each gas station is approximately $437,000 (RMB 3,000,000). The Company is required to make the lease payments for all four gas stations in the amount of $8,747,631 (RMB 60,000,000) in advance in five-year increments. The Company has paid $8,747,631 (RMB 60,000,000) for the lease payments during year 2008.  This lease is classified as operating lease.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending December 31,	Amount

2010	$1,970,000
2011	1,970,000
2012	1,971,000
2013	1,957,000
2014	1,817,000
Years thereafter	14,968,000

Total	$24,653,000

Total rental expense for the three months ended March 31, 2009 and 2008 amounted to approximately $443,580 and $29,700, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the bio-diesel product for a period of July 1, 2008 through August 31, 2009.  The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility.  For the three months ended March 31, 2009, the shipping cost paid to this transportation company was approximately $185,256.

15. BASIC AND DILUTED EARNING PER SHARES (EPS)

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

	March 31
	2009 (Unaudited)	2008 (Unaudited)
Net income available to common stockholders	7,201,252	4,664,905
Weighted average shares outstanding - basic	27,169,091	25,454,545
Effect of dilutive securities:
Convertible preferred stock	7,011,208	4,545,455
Unexercised warrants and stock option	442,413	1,459,006
Weighted average shares outstanding - diluted	34,622,712	31,459,006

Earnings per share - basic	$0.27	$0.18
Earnings per share - diluted	$0.21	$0.15

16.  STATUTORY RESRVES

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

17.  STOCKHOLDERS’ EQUITY

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

In February 2009, the Company retained an investor relations consulting firm for the investor relations services.  As a part of investor relations consulting fee, the Company issued the investor relations consulting firm a warrant to purchase 30,000 shares of the Company’s common stock with a strike price at $6.00 per share.  The warrant will be vested on the one year anniversary of the contract signature date and exercisable only for cash; and will expire 18 months from the date of vesting.  Deemed dividend allocated to warrants is $90,564. The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions:  discount rate – 3.25%; dividend yield – 0%; expected volatility – 149% and term of 18 months.

Following is a summary of warrant activity for the three months ended March 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Exercisable at December 31, 2008	3,977,273	-	-
Granted	30,000	6.00	2.35
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	4,007,273	$3.82	3.80
Exercisable at March 31, 2009	3,977,273	-	-

18.  ESCROW AGREEMENT

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

 For the three months ended March 31, 2009, $500,000 was released from the escrow account to the Company for the appointments of a Vice President of Investor Relations and three independent directors of the Company’s Board of Directors.

19.  SHARED-BASED PAYMENT ARRANGEMENTS

On November 17, 2008, the Company issued non-transferable stock purchase options to two newly appointed independent directors to purchase 20,000 shares of common stock each.  The exercise price is at $4.00 per share.  These options were accounted for using the fair value method.  The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised.  The option is vested and becomes exercisable after three months from the grant date.  The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  The Company recognized $62,700 of compensation expense for these options for the three months ended March 31, 2009.

Following is a summary of stock option activity for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	40,000	$4.00	9.90	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2009	40,000	$4.00	9.63	10,000
Exercisable at March 31, 2009	10,000	4.00	9.63	2,500

Following is a summary of non-vested options as of March 31, 2009 and changes during the three months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2008	40,000	$4.00
Exercised	-	-
Cancelled	-	-
Non-vested options as of March 31, 2009	30,000	$4.00

20. SEGMENT REPORTING

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

For the three months ended March 31, 2009 and 2008

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009 (Unaudited)
Net sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Depreciation	37,556	255,188	-	292,744
Interest expense	33,518	-	-	33,518
Net income	3,765,746	2,562,848	872,658	7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditure	3,324	-	-	3,324
2008 (Unaudited)
Net sales	$27,930,660	$6,750,159	$880,021	$35,560,840
Depreciation	44,232	180,813	-	225,045
Interest expense	7,620	20,038	-	27,658
Net income	2,792,937,	1,771,863	100,105	4,664,905
Segment assets	35,349,267	13,078,416	610,303	49,037,986
Capital expenditure	150,152	797,690	-	947,842

21.  OPERATING RISK

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

OVERVIEW

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in "Item 1. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

• Our Business—a general overview of our three business segments the material opportunities and challenges of our business.

• Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

• Results of Operations—an analysis of our Company's consolidated results of operations for the three months ended March 31, 2009 and 2008 presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

• Liquidity, Capital Resources and Financial Position—an analysis of cash flows; an overview of financial position.

   Our Business

 Company Overview

We are engaged in three business segments, the development, exploration, production and distribution of bio-diesel, wholesale distribution and processing of heavy oil and finished oil products , and retail gas station sales of gasoline and diesel through certain contractual agreements between our wholly owned indirect subsidiary Redsky Industrial and Baorun Industrial. Redsky Industrial, a registered WFOE in the People’s Republic of China, is a subsidiary of Baorun Group, our direct wholly owned subsidiary.

We now operate four oil depots located in Xi’an, Shaanxi Province, 2.65 km special transportation rail track and one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. Our major market is China. Currently, our products are sold in 14 provinces and municipalities covering the Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Jiangxi Province, Guizhou Province, Yunnan Province, Beijing, Shanghai, Fujian Province and Xinjiang.

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

In January 2009, the Chinese government halved sales tax to 5% on purchases of cars with engines less than 1.6 liters. The tax cut is aimed at boosting domestic auto purchases which will likely increase overall domestic oil consumption and provide a stimulus for the steel sector. We expect that the sales tax cut on the purchase of vehicles with small engines will drive more fuel consumption.

In January 2009, the average sales price for China Bio Energy Holding’s oil products, which include gasoline, diesel and heavy oil decreased 22.3% to $641 per ton (equivalent to approximately $1.77 per gallon of gasoline and $2.04 per gallon of petro-diesel), compared to an average price of $825 per ton (equivalent to approximately $2.28 per gallon of gasoline and $2.62 per gallon of petro-diesel), during the year 2008. This decrease is substantially less than the drop in world crude oil prices during the same period because the NDRC had held the domestic prices at lower levels during 2008.

On March 25, 2009, the NDRC increased the price of gasoline and diesel by RMB 290 or $42 per ton and RMB 180 or $26 per ton, respectively, to reflect rebound of global oil price.  As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In April 2009, the average sales price for China Bio Energy Holding’s oil products, which include gasoline, diesel and heavy oil was approximately $745 per ton (equivalent to approximately $2.55 per gallon of gasoline and $2.83 per gallon of petro-diesel)

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, China Bio Energy is exempt from the fuel tax and corporate income taxes.  China Bio Energy Holding is exempt from the corporate income tax through the end of calendar year 2010.

China Bio Energy’s management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail service stations. On the distribution and retail side, the Company benefits from its advantageous location, well-established supplier relationships as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies cannot currently reach. The company plans to strengthen its outreach in certain key distribution areas. It also plans to add another five to seven retail gas stations through acquisition or lease, which will benefit its overall distribution profit margins.

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

Basis of Presentations

Our financial statements are prepared in accordance with the U.S. GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at March 31, 2009 and December 31, 2008, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

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

	For the Three Months Ended March 31,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$7,150,468	$4,664,905
Tax provision	(1,831,475)	(1,166,226)
Net income	$5,318,993	$3,498,679

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

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or disclose the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009
Net sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Depreciation	37,556	255,188	-	292,744
Interest expense	38,372	-	-	38,372
Net income	3,765,746	2,562,848	872,658	7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditure	3,324	-	-	3,324
2008
Net sales	$27,930,660	$6,750,159	$880,021	$35,560,840
Depreciation	44,232	180,813	-	225,045
Interest expense	7,620	20,038	-	27,658
Net income	2,792,937	1,771,863	100,105	4,664,905
Segment assets	35,349,267	13,078,416	610,303	49,037,986
Capital expenditure	150,152	797,690	-	947,842

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008
	$	% of Sales	$	% of Sales
Sales	58,658,668	100.0%	35,560,840	100.0%
Cost of Sales	50,981,714	86.9%	30,547,663	85.9%
Gross Profit	7,676,954	13.1%	5,013,177	14.1%
Total Operating Expenses	555,849	0.9%	319,806	0.9%
Income from Operation	7,121,105	12.2%	4,693,371	13.2%
Other Income (expenses), net	80,147	-%	(28,466)	-%
Net Income	7,201,252	12.3%	4,664,905	13.2%

Net sales. Net sales for the three months ended March 31, 2009 were approximately $58.66 million compared to the same period in 2008 of approximately $35.56 million, an increase in revenues of $23.1 million, or 65%. The increase was mainly attributed to three reasons. First, the highly increased production and sales of bio-diesel during the first quarter of 2009 contributed significantly to net sales, the sales of bio-diesel increased to 17,300 tons in the first quarter of 2009 from 8,000 tons in same period of 2008 when we just had commenced bio-diesel mass production, which brought us $4.5 million additional sales. Revenue generated by bio-diesel accounted for 19.2% of the Company total sales.  Second, we were expanding new sales channels and increased demand for oil products from our existing customers as their businesses grew and expanded. Third, we had increased revenue of $7.2 million or 13.8% of total revenue as the result of the five fully operational gas stations.

Cost of sales. Cost of sales for the first quarter of 2009 was approximately $50.98 million compared to the cost of sales in the same period of 2008 of approximately $30.55 million, an increase of $20.43 million, or 67%.  The increase in cost of sales was attributable to an increase in production and sales activities during the first quarter of 2009. Cost of sales as a percentage of sales was approximately 86.9% for the quarter of 2009 and 85.9% for the same period of 2008.  The increase as a percentage of sales was due to higher inventory cost of finished oil carried over from the fourth quarter of 2008, the cost increase in raw material of bio-diesel production, and rental expense for the four additional gas stations.

Gross profit. Gross profit was approximately $7.68 million for the first quarter of 2009 as compared to approximately $5.01 million for the same period of 2008, representing gross margins of approximately 13.1% and 14.1%, respectively. During the first quarter of 2009, the gross profit margin for making and selling bio-diesel oil was approximately 23.98%, and the gross profit margin for distribution of oil products like gasoline and diesel oil was approximately 10.45%, versus 27.24% and 10.96%, respectively, compared to the same period of 2008.  The decrease in gross margin of oil distribution was attributed to higher inventory costs carried over from the fourth quarter of 2008.  The decrease in gross margin of bio-diesel was attributed to the cost increase of raw material.  We expect the gross margin will improve with upwards pricing adjustments in the China domestic market.

Operating expenses. Selling, general and administrative expenses for the first quarter of 2009 were approximately $0.56 million while it was $0.32 million for the same period of 2008 with an increase of $0.24 million or 74%. This increase was mainly attributed approximately $200,000 of legal, consulting, stock option expenses for the independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S..  Total operating expenses as a percentage of sales was 0.9% for the first quarter of 2009 and 2008. We expect our professional fees to continue to increase in 2009, as we will hire an outside consulting firm to work on our Sarbanes Oxley compliance. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Net income. The net income for the first quarter of 2009 was $7.2 million as compared to $4.66 million in the same period of 2008.  It was an increase of $2.54 million in net profit or 55%.  This increase was attributable to economies of scale combined with rapid growth in revenue among all three business segments especially in bio-diesel and retail gas stations, and efficiency of operations. Management believes that the net income increase is the result of the fast and continuing revenue growth, as well as controlling costs and operating expenses. Net income will continue to increase as we will continue to offer better quality products, improve our manufacturing efficiency, and control our expenses.  .

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $35.39 million and $23.12 million, respectively. At March 31, 2009, current assets were approximately $79.65 million and current liabilities were approximately $4.13 million, as compared to current assets of approximately $78.29 million and current liabilities of approximately $10.8 million at December 31, 2008. Working capital equaled approximately $75.52 million at March 31, 2009, compared to $67.49 million at December 31, 2008, an increase of 11.9%. The ratio of current assets to current liabilities was 19.3-to-1 at March 31, 2009, compared to 7.3-to-1 at the December 31, 2008. The increase in working capital in the first quarter of 2009 was primarily due to the increased sales volume and net income. The increase in the current ratio in the first quarter of 2009 was primarily related to increase in cash, and reduction of advance from customers. At March31, 2009 and December 31, 2008, our cash and cash equivalent included approximately $14 million of proceeds from a financing agreement in October 2008.  The funding was initially for an acquisition initiative, which was suspended. Without the $14 million financing proceeds, working capital equaled approximately $61.52 million, a 15% or 8.03 million increase from December 31, 2008.  The current ratio still achieved 15.9-to-1.

We believe we have sufficient working capital to sustain our current business through December 31, 2009 due to expected increased sales volume, revenue and net income from operations. We intend to continue the expansion of our current operations by (i) extending oil distribution network to other provinces outside of our current territory, (ii) acquiring bio-diesel production plants; (iii) acquiring new technology of bio-diesel production capability, (iv) expanding our 100,000 ton bio-diesel manufacturing facility; and (v) acquiring or leasing several additional gas stations to broaden retail channels over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have an adverse effect on our business expansion.

Our future capital requirements will depend on a number of factors, including:

•	Successfully raising necessary capital for expansion;

•	competing technological and market developments;

•	our ability to maintain our existing, and establish new collaborative relationships; and

•	development of commercialization activities and arrangements in alternative energy.

We anticipate incurring some research and development expenses during the next 12 months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended March 31, 2009 and 2008.

	Three Months Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Cash provided by (used in):
Operating Activities	$11,748,785	$1,074,063
Investing Activities	(3,324)	(947,842)
Financing Activities	508,207	(12,783)

Net cash provided by operating activities was $11,748,785 in the first quarter of 2009, compared to $1,074,063 in the same period of 2008. The net cash inflow increased during the first quarter of 2009 was primarily due to a large increase in net income, significant reductions in various current assets amounting to $10.8 million, offsetting by $6.7 million of reduction of current liabilities.

Net cash used in investing activities was insignificant in the first quarter of 2009, as compared to net cash used in investing activities of $947,842 in the same period of 2008.  During the first quarter of 2008, we spent approximately $798,000 to complete the bio-diesel manufacturing facility, and spent approximately $150,000 for various fixed asset improvements.

Net cash provided by financing activities was $508,027 in the first quarter of 2009 as compared to net cash used by financing activities of $12,783 in the same period of 2008. The increase of net cash provided by financing activities in the first quarter of 2009 was mainly due to releases of restricted cash from prior financing activities.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the three months ended March 31, 2009 and for the remaining of 2009.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T – CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009,  that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of March 31, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 12, 2009, the board of directors of the Company appointed Mr. Albert C. Pu as the Chief Financial Officer of the Company.  Mr. Pu joined the Company in February, 2009 as the Vice President of Finance. Ms. Li Gaihong who served as Chief Financial Officer of the Company shall continue with the Company in the position as Financial Controller.

Prior to joining the Company, from 2005 through 2009, Mr. Pu served as Global Controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE:APH), a U.S. based multi-national manufacturing company specializing in interconnect systems, at which he was in charge of facilities in the U.S., Mexico and China. From 2004 through 2005, Mr. Pu was the Director of Finance of Endicott Interconnect Technologies, Inc., a U.S. based company specializing in high –end interconnect technologies for industrial and military applications.  Mr. Pu has over 19 years of accounting and auditing experience.  Mr. Pu has a B.S. in Accounting from the State University of New York, Institute of Technology in 1990.  He is a New York State Certified Public Accountant.

Mr. Pu has no family relationships with any of the executive officers or directors of the Company.  There were no arrangements or understandings between Mr. Pu and any other person pursuant to which he was selected as Chief Financial Officer.  Mr. Pu was hired in February by the Company with the intent that after a three month probationary period, during which time the Company and the board could evaluate his performance, he would be recommended to the Board to be appointed to serve as the new Chief Financial Officer.  There have been no related party transactions in the past two years in which the Company or any of its subsidiaries was or is to be a party, in which Ms. Pu had, or will have, a direct or indirect material interest.

Mr. Pu entered into an employment agreement with the Company on January 22, 2009.  Mr. Pu receives an annual salary of US$70,000, including an allowance for housing and social insurance, as well as reimbursement of reasonable out of pocket expenses and travel for business purposes.  A copy of his employment agreement is attached hereto as Exhibit 10.1.

In connection with a private placement of the Company’s securities in October 2008, under the terms of a securities purchase agreement and a management escrow agreement, entered into by the Company at that time (the “Agreements”), the Company agreed to maintain $250,000 from the proceeds of the private placement in an escrow account, pending the appointment of a new Chief Financial Officer, which was subject to the approval of the investor.  The appointment of Mr. Pu as the Chief Financial Officer, was approved by the investor.  Accordingly, the Company has fulfilled its obligation under the Agreements.

Item 6. Exhibits
Exhibit No.	Description
10.1	Employment Agreement between Xi’an Baorun Industrial Development Co., Ltd. and Mr. Albert Pu, dated January 22, 2009
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

Dated: May 13, 2009	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President