Form 10-Q
period 2009-06-30
China Bio Energy Holding Group Co., Ltd.
filed 2009-08-11
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

86 29 8268 3920

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

As of June 30, 2009, there were 27,169,091 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

i

PART I.                FINANCIAL INFORMATION

Item 1                  FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements
CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,527,363	$23,119,028
Restricted cash	121,379	919,351
Accounts receivable	6,283,319	8,164,320
Other receivables and deposits	189,368	3,986,984
Prepaid rent	2,263,533	1,884,102
Advance to suppliers	16,915,970	17,945,487
Inventories, net	20,938,731	22,268,903

Total current assets	89,239,663	78,288,175

Prepaid rents	8,048,235	6,408,568
Property and equipment, net	9,507,476	9,997,674

Total noncurrent assets	17,555,711	16,406,242

TOTAL ASSETS	$106,795,374	$94,694,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from customers	$2,678,238	$4,580,462
Taxes payable	782,081	735,461
Other payables	1,000,623	3,232,088
Loans payable	2,219,218	2,247,197

Total current liabilities	6,680,160	10,795,208

TOTAL LIABILITIES	6,680,160	10,795,208

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 10,000,000; issued and outstanding 3,465,753 and 3,465,753 shares at June 30, 2009 and December 31 2008, respectively	3,465	3,465
Common stock, $.0001 par value; authorized shares 79,000,000; issued and outstanding 27,169,091 and 27,169,091 shares at June 30, 2009 and December 31, 2008, respectively	2,716	2,716
Additional paid in capital	44,565,782	44,434,250
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	5,393,490	5,337,003
Retained earnings	45,229,647	29,201,661

Total stockholders' equity	100,115,214	83,899,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,795,374	$94,694,417

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME

(Unaudited)	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2009	2008	2009	2008

Sales	$123,902,907	$93,987,652	$65,244,239	$58,426,812

Cost of goods sold	106,750,036	80,394,701	55,768,322	49,847,038

Gross profit	17,152,871	13,592,951	9,475,917	8,579,774

Selling, general and administrative expenses	1,166,575	571,495	610,726	251,689

Income from operations	15,986,296	13,021,456	8,865,191	8,328,085

Non-operating income (expenses)
Interest expenses	(69,180)	(59,223)	(35,662)	(30,952)
Subsidy income	116,964	(2,544)	-	(2,474)
Other expense	(6,094)	(46)	(2,796)	79

Total non-operating expenses	41,690	(61,813)	(38,458)	(33,347)

Net income	16,027,986	12,959,643	8,826,733	8,294,738

Other comprehensive item
Foreign currency translation gain (Loss)	(14,074)	2,788,712	36,710	1,548,300

Comprehensive Income	$16,013,912	$15,748,355	$8,863,443	$9,843,038

Basic and diluted weighted average shares outstanding
Basic	27,169,091	25,454,545	27,169,091	25,454,545
Diluted	34,629,111	32,891,850	34,635,447	32,685,185

Basic and diluted net earnings per share available to common stockholders
Basic	$0.59	$0.51	$0.32	$0.33
Diluted	$0.46	$0.39	$0.25	$0.25

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)	For The Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,027,986	$12,959,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	589,927	457,061
Stock based compensation	131,533	-
(Increase) decrease in current assets:
Accounts receivable	1,885,008	(6,910,513)
Other receivables, deposits and prepaid expenses	1,784,914	(8,112,208)
Advance to suppliers	1,039,421	(491,096)
Inventories	1,342,443	363,945
Increase (decrease) in current liabilities:
Accounts payable	(1,463)	220,212
Advance from customers	(1,904,172)	4,431,338
Taxes payable	46,183	354,840
Other payables and accrued expenses	(2,231,051)	(1,408,412)

Net cash provided by operating activities	18,710,729	1,864,810

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment	(91,176)	(1,038,203)

Net cash used in investing activities	(91,176)	(1,038,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	797,993	-
Payment of auto loans long term notes payable	(29,255)	(26,208)
Repayment from (Advance to) shareholder	-	(44,683)

Net cash provided by (used in) financing activities	768,738	(70,891)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	20,044	109,413

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,408,335	865,129

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,119,028	1,382,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,527,363	$2,247,500

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$77,344	$61,680

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month and three-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  When used in these notes, the terms "Company," "we," "us" or "our" means China Bio Energy Holding Group Co., Ltd. and all entities included in our consolidated financial statement

The unaudited condensed consolidated financial statements include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of FIN - 46R. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

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

As of June 30, 2009 and December 31, 2008, the Company maintained restricted cash of $121,379 and $919,351, respectively.  $84,702 was the remaining balance of $200,000 which was also held in the escrow account for the purpose of paying investment relations expense only; and $36,677 was the cash collateral held in the bank for the short term loan of RMB 5 million which was entered on August 31, 2008.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at June 30, 2009 and December 31, 2008 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of June 30, 2009 and December 31, 2008 were $2,678,238 and $4,580,462, respectively.

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

 Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. For distribution of finished oil and bio-diesel, sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.  For gas station retail sales, revenue is recognized and cash is collected upon completion of fuel sales to customers,

Sales revenue represents the invoiced value of goods sold, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials or services included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for the six months ended June 30, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, manufacturing overhead and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial conditions and customer payment practices to minimize collection risk on accounts receivable.

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

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2009 and 2008 were included net income and foreign currency translation adjustments.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance regarding “Interim Disclosures about Fair Value of Financial Instruments.” which amended SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted.

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Subsequent Events

In May 2009, the FASB issued guidance regarding “Subsequent Events”. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

2.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2009 and December 31, 2008 amounted to $41,772,479 and $21,901,405, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

3.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 12 - Commitments). At June 30, 2009 and December 31, 2008, the current portion of prepaid expenses was $2,263,533 and $1,884,102, respectively.  At June 30, 2009 and December 31, 2008, the noncurrent portion of prepaid expenses amounted $8,048,235 and $6,408,568, respectively, which represents the prepaid rents that will be expensed after one year.

4.  INVENTORIES

Inventories consisted of the following:
	June 30, 2009 (Unaudited)	December 31, 2008
Petroleum	$7,914,440	$5,676,454
Diesel	6,169,357	8,727,090
Heavy Oil	441,258	-
Raw material for manufacturing bio-diesel oil	6,413,676	8,018,594
Subtotal	20,938,731	22,422,138
Less: Allowance for inventory	-	(153,235)
Total	$20,938,731	$22,268,903

5.  OTHER RECEIVABLES AND DEPOSITS

At June 30, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $189,368.  At December 31, 2008, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $3,047,242 (see Note 10 - Other Payables), and deposits made for purchase of equipments and short term cash advances to third parties in the amount of $939,742.

6.  PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment are summarized as follows:
	June 30, 2009 (Unaudited)	December 31, 2008
Building	$335,815	$335,624
Diesel Processing Equipment	10,330,916	10,325,005
Office Equipment	125,748	120,588
Other Equipment	33,672	31,888
Motor Vehicles	881,828	797,020
	11,707,979	11,610,125
Less: Accumulated Depreciation	(2,200,503)	(1,612,451)
Total	$9,507,476	$9,997,674

Depreciation expense for the six months ended June 30, 2009 and 2008 were $589,927 and $457,061, respectively; and approximately $297,000 and $232,000 for the three months ended June 30, 2009 and 2008, respectively.

7.  MAJOR CUSTOMERS AND VENDORS

For the three months and six months ended June 30, 2009, one major customer accounted for approximately 22% of the Company’s total sales, and this customer accounted for approximately 31% of the Company’s outstanding accounts receivable. No other major customers accounted for over 10% of the Company’s total sales.  For the three months and six months ended June 30, 2008, no major customers accounted for over 10% of the Company’s total sales.

For the three months and six months ended June 30, 2009, ten vendors accounted for approximately 82% of the Company’s total purchase; within them one vendor provided approximately 35% of the Company’s total purchases.  For the six months ended June 30, 2008, this vendor accounted for approximately 52% of the Company’s total purchases.  There were no accounts payables due to this vendor at June 30, 2009 and 2008.

8.  TAX PAYABLE

Tax payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009 (Unaudited)	December 31, 2008
Value added tax payable	$728,391	$683,842
Urban maintenance and construction tax payable	50,987	48,879
Other tax payable	2,703	2,740
	$782,081	$735,461

9.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments.  Redsky had a net operating loss of approximately $4,000 and $13,000 for the six months ended June 30, 2009 and 2008, respectively; and approximately $2,000 and $7,000 for the three months ended June 30, 2009 and 2008, respectively; . A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun Group is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for the six months ended June 30, 2009 and 2008, and has carryover of approximately $769,300 at December 31, 2008.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The parent company, China Bio Energy Holding Group Co., Ltd., is taxed in the U.S. and has a net operating loss approximately of $206,000 and $0 for the six months ended June 30, 2009 and 2008, respectively; . and approximately $84,000 and $0 for the three months ended June 30, 2009 and 2008, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2009	2008

US statutory rates	34%	34%
Tax rate difference	(9.1)%	(1.1)%
Effect of tax holiday	(25.2)%	(36.1)%
Valuation allowance	0.3%	3.2%

Tax per financial statements	-	-

The following table gives the unaudited pro forma financial impact had the PRC taxes not been abated.

	For the Six Months Ended June 30,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$16,237,975	$12,973,735
Tax provision	(4,059,494)	(3,243,434)
Net income	$12,178,481	$9,730,301

10.  OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and other obligations.  Other payables balances at June 30, 2009 and December 31, 2008 were $1,000,623and $3,232,088, respectively.  At December 31, 2008, there was an advance of $3,047,242 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,047,242 prepayment from Redsky Industrial.

11.  LOANS PAYABLE

The Company is obligated under two short term loans from commercial banks in the PRC. The first loan of $1,463,981 (RMB 10, 000,000) was entered into on September 1, 2008 with maturity to August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an adjustable interest rate of 15% mark up the China national prime rate, currently the Company’s rate is at 8.07%  per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2.375% of the loan principal, and collateralized the Company’s diesel processing equipments in the value of approximately $2,966,000 (RMB 20,260,000) and stock of the Company owned by its majority shareholder in the value of approximately $2,152,000 (RMB 14,700,000) for the guarantee.

The second loan of $731,990 (RMB 5,000,000) was entered into on August 31, 2008 with maturity on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum.

At June 30, 2009, automobile loan carried a balance of $23,247.

12.  COMMITMENTS

Lease Agreements

The Company leased one oil storage facility with Northwest Naihuo Material Factory under a long term, non-cancelable, and renewable operating lease agreement since 2006 with expiration date on June 30, 2008. This lease has been renewed for additional six years with annual lease payment of $102,000 (RMB 700,000).

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement with Shanxi Continental Petroleum Co. Ltd. has been renewed for one year with expiration date on December 31, 2008, and renewed again at the end of 2008 for another one year lease with annual lease payment of $57,000 (RMB 400,000). The other lease agreement has been terminated as lease term expired. The Company then entered into a new one year, non-cancelable and renewable lease agreement with 456 Oil Storage Warehouse for a new oil storage facility with expiration date on December 31, 2008, which was renewed again at the end of 2008 for another one year lease with lease payment charged at RMB 30 per ton for the first month of leasing, and RMB 7 per ton for the months thereafter.  Due to upkeep of the storage tank, occupancy of the 456 Oil Storage Warehouse actually took place in June 2009.  Therefore the lease term has been extended to May 2010.

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

On May 28, 2009, the Company leased a gas station for operation under a thirty-year operating lease with expiration date on May 31, 2039.  The annual lease payment is approximately $88,000 (RMB 600,000).  The Company is required to pay in advance of 80% of the sum of the thirty year lease payments approximately $2,108,000 (RMB 14,400,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the thirty year lease payments approximately $527,000 (RMB 3,600,000) upon delivery of operating permits and related documents from the lessor.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending December 31,	Amount

2010	$2,058,000
2011	2,058,000
2012	2,059,000
2013	2,045,000
2014	1,905,000
Years thereafter	16,110,000

Total	$26,235,000

Total rental expense for the six months ended June 30, 2009 and 2008 amounted to approximately $894,000 and $124,000, respectively; and approximately $451,000 and $94,000 for the three months ended June 30, 2009 and 2008, respectively..

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the bio-diesel product for a period of July 1, 2008 through August 31, 2009.  The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility.  For the six months ended June 30, 2009, the shipping cost paid to this transportation company was approximately $311,000 for the six months ended June 30, 2009; and approximately $185,000 for the three months ended March 31, 2009.

13. BASIC AND DILUTED EARNING PER SHARES (EPS)

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

	For the Six Months Ended, June 30		For the Three Months Ended, June 30
	2009	2008	2009	2008
Net income available to common shareholders	$16,027,986	$12,959,643	$8,826,733	$8,294,738
Weighted average shares outstanding - basic	27,169,091	25,454,545	27,169,091	25,454,545
Effect of dilutive securities:
Convertible preferred stock	7,011,208	4,545,455	7,011,208	4,545,455
Unexercised warrants	448,812	2,891,850	455,148	2,685,185
Weighted average shares outstanding - diluted	34,629,111	32,891,850	34,635,447	32,685,185

Earnings per share - basic	$0.59	$0.51	0.32	0.33
Earnings per share – diluted	$0.46	$0.39	0.25	0.25

14.  STATUTORY RESRVES

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

15.  STOCKHOLDERS’ EQUITY

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

Following is a summary of warrant activity for the three months ended June 30, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Exercisable at December 31, 2008	3,977,273	-	-
Granted	30,000	6.00	2.35
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	4,007,273	$3.82	3.80
Exercisable at June 30, 2009	3,977,273	-	-

16.  ESCROW AGREEMENT

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

 For the six months ended June 30, 2009, $750,000 was released from the escrow account to the Company as the Company has successfully completed the appointments of a Vice President of Investor Relations and three independent directors of the Company’s Board of Directors, and Chief Financial Officer.

17.  SHARED-BASED PAYMENT ARRANGEMENTS

On November 17, 2008, the Company issued non-transferable stock purchase options to two newly appointed independent directors to purchase 20,000 shares of common stock each.  The exercise price is at $4.00 per share.  These options were accounted for using the fair value method.  The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised.  The option is vested and becomes exercisable after three months from the grant date.  The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  The Company recognized $101,000 of compensation expense for these options for the six months ended June 30, 2009 and $62,700 for the three months ended March 31, 2009.

Following is a summary of stock option activity for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	40,000	$4.00	9.90	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2009	40,000	$4.00	9.63	$52,400
Exercisable at June 30, 2009	20,000	4.00	9.63	$26,200

Following is a summary of non-vested options as of June 30, 2009 and changes during the six months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2008	40,000	$4.00
Exercised	-	-
Cancelled	-	-
Non-vested options as of June 30, 2009	20,000	$4.00

18. SEGMENT REPORTING

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

For the three months ended June 30, 2009 and 2008

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009 (Unaudited)
Net sales	$45,452,242	$11,753,849	$8,038,148	$65,244,239
Depreciation	38,478	258,705	-	297,183
Interest expense	38,972	-	-	38,972
Net income	4,345,247	3,289,192	1,192,294	8,826,733
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditure	87,852	-	-	87,852
2008 (Unaudited)
Net sales	$37,453,191	$16,459,664	$4,513,957	$58,426,812
Depreciation	42,044	189,972	-	232,016
Interest expense	34,022	-	-	34,022
Net income	2,776,141	5,029,911	488,686	8,294,738
Segment assets	35,420,357	19,278,891	9,960,906	64,660,154
Capital expenditure	17,612	72,768	-	90,380

For the six months ended June 30, 2009 and 2008

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009 (Unaudited)
Net sales	$82,563,217	$25,195,466	$16,144,224	$123,902,907
Depreciation	76,034	513,893	-	589,927
Interest expense	77,344	-	-	77,344
Net income	7,538,376	6,417,834	2,071,776	16,027,986
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditure	91,176	-	-	91,176
2008 (Unaudited)
Net sales	$65,249,030	$23,363,056	$5,375,566	$93,987,652
Depreciation	86,276	370,785	-	457,061
Interest expense	41,642	20,038	-	61,680
Net income	5,610,048	6,760,184	589,411	12,959,643
Segment assets	35,420,357	19,278,891	9,960,906	64,660,154
Capital expenditure	153,697	884,506	-	1,038,203

19. SUBSEQUENT EVENT

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued.

On July 27, 2009, the Company leased a gas station for operation under a twenty nine year operating lease with expiration date on July 31, 2038.  The annual lease payment is approximately $293,000 (RMB 2,000,000).  On August 1, 2009, the Company, based on the lease agreement, paid the lessor an advance of 80% of the sum of the twenty nine year lease payments approximately $6,794,000 (RMB 46,400,000).  The remaining 20% of the sum of the twenty nine year lease payments approximately $1,698,000 (RMB 11,600,000) will be paid upon delivery of operating permits and related documents from the lessor.

20.  OPERATING RISK

(a)            Country risk

Currently, the Company’s revenues are mainly derived from sale of oil products and bio-diesel in the PRC. The Company hopes to expand its operations in the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

Our Business

 Company Overview

We are engaged in three business segments, the development, exploration, production and distribution of bio-diesel, wholesale distribution and processing of heavy oil and finished oil products through certain contractual agreements, and retail gas station sales of gasoline and diesel between our wholly owned indirect subsidiary Redsky Industrial and Baorun Industrial. Redsky Industrial, a registered WFOE in the People’s Republic of China, is a subsidiary of Baorun Group, our direct wholly owned subsidiary.

We now operate four oil depots located in Xi’an, Shaanxi Province, a 2.65 kilometer special transportation rail track and one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. Our major market is China. Currently, our products are sold in 14 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, and Shanghai.

Recent Developments

For the past 9 years, China's fuel prices have been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

In January 2009, the Chinese government halved sales tax to 5% on purchases of cars with engines less than 1.6 liters. The tax cut was aimed at boosting domestic auto purchases which will likely increase overall domestic oil consumption and provide a stimulus for the steel sector. We believe that the sales tax cut on purchases of vehicles with small engines will drive more fuel consumption.

In January 2009, the average sales price for our oil products, which include gasoline, diesel and heavy oil decreased 22.3% to $641 per ton (equivalent to approximately $1.77 per gallon of gasoline and $2.04 per gallon of petro-diesel), compared to an average price of $825 per ton (equivalent to approximately $2.28 per gallon of gasoline and $2.62 per gallon of petro-diesel), during 2008. This decrease is substantially less than the drop in world crude oil prices during the same period because the NDRC had held domestic prices at lower levels during 2008.

On March 25, 2009, the NDRC increased the prices of gasoline and diesel by RMB 290 or $42 per ton or 5.33% and RMB 180 or $26 per ton or 3.74%, respectively, to reflect a rebound of global oil prices.  As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In April 2009, the average sales price for our oil products was approximately $745 per ton (equivalent to approxi0mately $2.55 per gallon of gasoline and $2.83 per gallon of petro-diesel)

On June 1, 2009, the NDRC increased the prices of gasoline and diesel by RMB 400 or $59 per ton or 6.98% and RMB 400 or $59 per ton or 8.02%, respectively, to reflect the continued climb of global oil prices.  As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In June 2009, the average sales price for our oil products was approximately $815 per ton (equivalent to approximately $2.72 per gallon of gasoline and $3.01 per gallon of petro-diesel)

On June 30, 2009, NDRC subsequently increased the prices of gasoline and diesel by RMB 600 or $88 per ton or 9.79% and RMB 600 or $88 per ton or 11.1%, respectively.  On July 29, 2009 NDRC decreased the prices of gasoline and diesel by RMB 220 or $32 per ton for each petroleum products.  Both price increase and decrease reflect the fluctuation of global oil market prices.

From 2006 to 2008, there were only two oil price adjustments in each year.  However, there were five oil price adjustments over the first seven months in 2009.  It is foreseeable that oil prices in China will be adjusted more frequently fluctuating in line with global oil prices.

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refunds of Value Added Taxes (“VAT”) and relief on consumption tax, corporate tax and fuel tax to encourage bio-diesel consumption. As a result, we are exempt from corporate income tax through the end of calendar year 2010 and also from the fuel tax.

Management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail service stations. On the distribution and retail sides, the we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies cannot currently reach. We plan to strengthen our outreach in certain key distribution areas. We also plan to add another five retail gas stations through acquisition or lease, which we believe will benefit our overall distribution profit margins.

We also plan to expand our current bio-diesel production capacity of 100,000 tons to 150,000 tons, either through strategic acquisitions or through a new build-out in 2009. The expansion of bio-diesel production capacity is more focused on strategic acquisition that will quickly provide financial benefits to us.  We anticipate $15 million in capital expenditures in 2009 to accomplish this goal. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bio-energy field.

Management believes the increase in sales volume from these initiatives will not only offset the impact from fluctuation in fuel pricing, but also favorably impact overall profits and cash flow.

Basis of Presentations

Our financial statements are prepared in accordance with the U.S. GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at June 30, 2009 and December 31, 2008, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received prior to meeting all relevant criteria for revenue recognition are recorded as unearned revenue.  For Retail gas station sales, revenue is recognized and cash is collected upon completion of fuel sales to customers.

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

Baorun Industrial has obtained income tax abatements for the years ended December 31, 2004 through 2010, due to the fact that it uses waste gas, water and residue in the production of its products. We believe that this abatement is in effect for all periods presented. Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Tax abatements are one of the many methods used to promote such business development. If the abatement should be rescinded for future periods, Baorun Industrial would be subjected to tax liabilities. Had the abatement for income taxes not been in effect for Baorun Industrial, we estimate that the pro forma financial impact would be as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008
Net income before income taxes	$16,027,986	$12,959,643	$8,826,733	$8,294,738
Tax provision	4,006,997	3,239,911	2,206,683	2,073,685
Net income	$12,020,989	$9,719,732	$6,620,050	$6,221,053

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

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole.

Results of Operations

Operations Results for the Three Months Ended June 30, 2009

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009 (Unaudited)
Net sales	$45,452,242	$11,753,849	$8,038,148	$65,244,239
Depreciation	38,478	258,705	-	297,183
Interest expense	38,972	-	-	38,972
Net income	4,345,247	3,289,192	1,192,294	8,826,733
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditure	87,852	-	-	87,852
2008 (Unaudited)
Net sales	$37,453,191	$16,459,664	$4,513,957	$58,426,812
Depreciation	42,044	189,972	-	232,016
Interest expense	34,022	-	-	34,022
Net income	2,776,141	5,029,911	488,686	8,294,738
Segment assets	35,420,357	19,278,891	9,960,906	64,660,154
Capital expenditure	17,612	72,768	-	90,380

Net sales. Net sales for the three months ended June 30, 2009 were approximately $65.2 million compared to $58.4 Million in the same period in 2008, an increase of $6.8 million, or 11.6%. The increase was mainly attributed to the growths in distribution and retail gas stations. The increase was mainly due to strong market demand for finished oil, and sales generated by the gas stations.  The distribution volume increased by 26,400 ton or 56.4% from the same period in 2008.  Sales volume of gas stations increased by 5,800 ton or 116% from the same period in 2008.

 Cost of sales. Cost of sales for the three months ended June 30, 2009 was approximately $55.8 million compared to $49.8 million in the same period of 2008, an increase of $6 million, or 12.1%.  The increase in cost of sales was attributable to an increase in production and sales activities during the second quarter of 2009. Cost of sales as a percentage of sales was approximately 85.6% for the second quarter of 2009 and 85.3% for the same period in 2008.  The increase as a percentage of sales was due to lower selling prices compared to the same period in 2008, and the cost increase in rental expense for the four additional gas stations.

Gross profit. Gross profit was approximately $9.5 million for the three months ended June 30, 2009 as compared to approximately $8.6 million for the same period in 2008, representing gross margins of approximately 14.4% and 14.7%, respectively.  For the three months ended June 30, 2009, the gross profit margin for making and selling bio-diesel oil was approximately 29.1%, and the gross profit margin for distribution of oil products, such as gasoline and diesel oil, was approximately 12.7%, versus 31.2% and 10%, respectively, in the same period of 2008.  The increase in gross margin of oil distribution was attributed to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing.  The decrease in the gross margin of bio-diesel was attributed to the lower selling price of diesel oil compared to the same period in 2008.

Operating expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 were approximately $0.61 million compared to $0.25 million for the same period in 2008, an increase of $0.36 million or 144%. This increase was mainly attributed to approximately $275,000 of legal, consulting fees, stock option expenses for our independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S.  Total operating expenses as a percentage of sales was 0.9% and 0.4% for the three months ended June 30, 2009 and 2008, respectively. We expect our professional fees to continue to increase in 2009, as we have hired an outside consulting firm to work on our Sarbanes Oxley compliance and implement employee incentive programs. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Net income. The net income for the three months ended June 30, 2009 was $8.8 million compared to $8.3 million in the same period in 2008, an increase of $0.5 million.  Although revenue grew by 11.7%, net income stayed flat quarter on quarter.  Additional rental expenses for the gas stations and costs associated with us being a U.S. publicly traded company depressed the net income.

Comparison of Six Months Ended June 30, 2009 and 2008

	Distribution of finished oil	Bio-Diesel production	Retail gas stations	Total
2009 (Unaudited)
Net sales	$82,563,217	$25,195,466	$16,144,224	$123,902,907
Depreciation	76,034	513,893	-	589,927
Interest expense	77,344	-	-	77,344
Net income	7,538,376	6,417,834	2,071,776	16,027,986
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditure	91,176	-	-	91,176
2008 (Unaudited)
Net sales	$65,249,030	$23,363,056	$5,375,566	$93,987,652
Depreciation	86,276	370,785	-	457,061
Interest expense	41,642	20,038	-	61,680
Net income	5,610,048	6,760,184	589,411	12,959,643
Segment assets	35,420,357	19,278,891	9,960,906	64,660,154
Capital expenditure	153,697	884,506	-	1,038,203

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009			2008
	$		% of Sales	$		% of Sales
Sales		123,902,907	100.0%		93,987,652	100.0%
Cost of Sales		106,750,036	86.2%		80,394,701	85.6%
Gross Profit		17,152,871	13.8%		13,592,951	14.4%
Total Operating Expenses		1,166,575	0.9%		571,495	0.6%
Income from Operation		15,986,296	12.9%		13,021,456	13.8%
Other Income (expenses), net		41,690	-%		(61,813)	-%
Net Income		16,027,986	12.9%		12,959,643	13.8%

Operations Results for the Six Months Ended June 30, 2009

Net sales. Net sales for the six months ended June 30, 2009 were approximately $123.9 million compared to $94 Million in the same period in 2008, an increase of $29.9 million, or 31.8%. The increase was mainly attributed to the growths in distribution and retail gas stations. We have continued to expand new sales channels and territories.  We are conducting business in fourteen provinces and special districts compared to nine provinces in the same period of 2008.  We have also  increased in-depth penetration to our existing customers creating more demand for oil products as their businesses grow and expand.  The volume [of ?] increased by 67% from the same period in 2008.  Secondly, in our retail gas station segment we had increased revenue of $10.7 million or 200% compared to the same period in 2008  as the result of the five fully operational gas stations.  Sales of bio-diesel increased by 46.5%  in volume compared to the same period in 2008.  However the selling price decreased by 17% from the same period in 2008.

            Cost of sales. Cost of sales for the six months ended June 30, 2009 was approximately $106.8 million compared to $80.4 million in the same period of 2008, an increase of $26.4 million, or 33%.  The increase in cost of sales was attributable to an increase in production and sales activities during the first six months of 2009. Cost of sales as a percentage of sales was approximately 86.2% for the six months of 2009 and 85.5% for the same period in 2008.  The increase as a percentage of sales was due to lower selling prices compared to the same period in 2008, and the cost increase in rental expense for the four additional gas stations.

Gross profit. Gross profit was approximately $17.2 million for the six months ended June 30, 2009 as compared to approximately $13.6 million for the same period in 2008, representing gross margins of approximately 13.8% and 14.5%, respectively.  For the six months ended June 30, 2009, the gross profit margin for making and selling bio-diesel oil was approximately 27.4%, and the gross profit margin for distribution of oil products, such as gasoline and diesel oil, was approximately 11.6%, versus 30.6% and 10%, respectively, in the same period of 2008.  The increase in gross margin of oil distribution was attributed to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing.  The decrease in the gross margin of bio-diesel was attributed to the lower selling price of diesel oil compared to the same period in 2008.  We expect our gross margin to improve with upwards pricing adjustments in the China domestic market.

Operating expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 were approximately $1.1 million compared to $0.57 million for the same period in 2008, an increase of $0.53 million or 93%. This increase was mainly attributed to approximately $430,000 of legal, consulting fees, stock option expenses for our independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S.  Payroll and related expenses of sales and administrative staff increased  by approximately $100,000 as a result of business growth and expansion of distribution channels and territories.  Total operating expenses as a percentage of sales was 0.9% and 0.6% for the six months ended June 30, 2009 and 2008, respectively. We expect our professional fees to continue to increase in 2009, as we have hired an outside consulting firm to work on our Sarbanes Oxley compliance and implement employee incentive programs. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Net income. The net income for the six months ended June 30, 2009 was $16 million compared to $13 million in the same period in 2008, an increase of $3 million or 23%.  This increase was attributable to economies of scale combined with rapid growth in revenue in our distribution and retail business segments. Management believes that the net income increase is the result of the rapid and continuing revenue growth, as well as controlling costs and operating expenses. [Net income will continue to increase as we will continue to offer better quality products, improve our manufacturing efficiency and capacity, and control our expenses

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $42.5 million and $23.1 million, respectively. At June 30, 2009, current assets were approximately $89.2 million and current liabilities were approximately $6.7million, as compared to current assets of approximately $78.2 million and current liabilities of approximately $10.8 million at December 31, 2008. Working capital equaled approximately $82.5 million at June 30, 2009, compared to $67.5 million at December 31, 2008, an increase of 22.2%. The ratio of current assets to current liabilities was 13.3-to-1 at June 30, 2009, compared to 7.3-to-1 at the December 31, 2008. The increase in working capital as of June 30, 2009 was primarily due to the increased sales volume and net income. The increase in the current ratio as of June 30, 2009 was primarily related to an increase in cash, and reduction of advance from customers. At June 30, 2009 and December 31, 2008, our cash and cash equivalent included approximately $14 million of proceeds from a financing agreement in October 2008.  The funding was initially for an acquisition initiative, which was suspended. Without the $14 million financing proceeds, working capital equaled approximately $68.5 million, a 21.9% or 15 million increase from December 31, 2008.  The current ratio still achieved 11.2-to-1.

We believe we have sufficient working capital to sustain our current business through December 31, 2009 due to expected increased sales volume, revenue and net income from operations. We intend to continue the expansion of our current operations by (i) extending our oil distribution network to other provinces outside of our current territory, (ii) acquiring bio-diesel production plants; (iii) acquiring new technology for bio-diesel production capability, (iv) expanding our 100,000 ton bio-diesel manufacturing facility; and (v) acquiring or leasing several additional gas stations to broaden our retail channels over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have an adverse effect on our business expansion.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)
Cash provided by (used in):
Operating Activities	$18,710,729	$1,864,810
Investing Activities	(91,176)	(1,038,203)
Financing Activities	768,738	(70,891)

Net cash provided by operating activities was $18,710,729 in the six months ended June 30, 2009, compared to $1,864,810 in the same period of 2008. The net cash inflow increased during the six months of 2009 was primarily due to a large increase in net income of $16 million, with a decrease in current assets amounting to $6 million and offset by $4 million of reduction of current liabilities.

Net cash used in investing activities was $91,176 in the six months ended June 30, 2009, as compared to net cash used in investing activities of $1,038,203in the same period of 2008.  During the six months ended June 30 2008, we spent approximately $885,000 to complete the bio-diesel manufacturing facility, and spent approximately $154,000 for various fixed asset improvements.

Net cash provided by financing activities was $768,738 in the six months ended June 30, 2009 compared to net cash used by financing activities of $70,891 in the same period of 2008. The increase of net cash provided by financing activities in 2009 was mainly due to releases of restricted cash from prior financing activities.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the three months ended June 30, 2009 and for the remaining of 2009.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009,  that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1                   LEGAL PROCEEDINGS

None.

Item 1A                RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of June 30, 2009.

Item 2                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5                   OTHER INFORMATION

On May 28, 2009, the Company entered into a lease agreement (the “Agreement”) with Shanxi Fang Wei Road Gas Station (the “Lessor”), whereby the Company leased one gas station located in Xi’an for operation for a thirty-year term, commencing on June 1, 2009 and expiring on May 31, 2039. The annual lease payment is approximately $88,235(RMB 600,000). The Company  is  required to pay 80% of the sum of the thirty year lease payments, equal to approximately $2,117,647 (RMB 14,400,000), in advance upon signing the Agreement and taking over the operations.  The remaining  20% shall be paid upon the completion of the related registration and process, including the transfer of the refined oil business license and dangerous chemical certificate to the Company.

If during the lease period the Company cannot operate the business normally, because there are any disputes with respect to title, or the gas station is demolished, relocated or a governmental authority determines that the gas station should become a planning site, the Lessor shall return all rent for the remainder of the term to the Company and Lessor shall assume all of the actual losses of the Company.  If Lessor violates the Agreement, it shall return all rent paid by the Company and pay an additional 10% of the rent amount as a default payment.  If the Company defaults it shall have no right to the return of the prepaid rent and shall pay 10% of the rent amount as a default payment.  Further, if the gas station cannot continue normal operations due to a dispute over title, which causes the Agreement to be unable to be fulfilled, the Company has the right to terminate the Agreement without any default payment and the Lessor shall return the rent of the remainder of the Agreement to the Company.

There are no material relationships between the Lessor and the Company or any of their respective affiliates.

Item 6                   EXHIBITS

Exhibit No.	Description
10.1	Lease Agreement by and between the Registrant and Shanxi Fang Wei Lu Gas Station , dated May 28, 2009
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bio Energy Holding Group Co., Ltd.

Dated: August 11, 2009	By:	/s/ Gao Xincheng
		Name:	Gao Xincheng
		Title:	Chief Executive Officer and President