Form 10-Q
period 2009-09-30
China Integrated Energy, Inc.
filed 2009-11-16
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number: 000-25413

China Integrated Energy, Inc.
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
☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ No ☐ *The registrant has not yet been phased into the interactive data requirements.

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

☐ Yes  ☒ No

As of November 4, 2009, there were 32,519,091 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1     Financial Statements

CHINA INTEGRATED ENERGY HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,900,053	$23,119,028
Restricted cash	-	919,351
Accounts receivable	5,438,876	8,164,320
Other receivables and deposits	199,609	3,986,984
Prepaid expenses	2,490,888	1,884,102
Advance to suppliers	25,469,113	17,945,487
Inventories, net	20,972,582	22,268,903

Total current assets	95,471,121	78,288,175

Prepaid rents	16,014,278	6,408,568
Property and equipment, net	9,330,277	9,997,674

Total noncurrent assets	25,344,555	16,406,242

TOTAL ASSETS	$120,815,676	$94,694,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$891,418	$-
Advance from customers	6,612,341	4,580,462
Taxes payable	827,653	735,461
Other payables	2,293,935	3,232,088
Loans payable	4,724	2,247,197

Total current liabilities	10,630,071	10,795,208

TOTAL LIABILITIES	10,630,071	10,795,208

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares
10,000,000; issued and outstanding 3,115,753 and
3,465,753 shares at September 30, 2009 and December 31 2008, respectively	3,115	3,465
Common stock, $.0001 par value; authorized shares
79,000,000; issued and outstanding 27,519,091 and
27,169,091 shares at September 30, 2009 and December 31, 2008, respectively	2,751	2,716
Additional paid in capital	44,691,244	44,434,250
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	5,464,713	5,337,003
Retained earnings	55,103,668	29,201,661

Total stockholders' equity	110,185,605	83,899,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,815,676	$94,694,417

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2009	2008	2009	2008

Sales	$196,303,917	$156,878,997	$72,401,010	$62,891,345

Cost of goods sold	168,295,024	134,134,971	61,544,988	53,740,270

Gross profit	28,008,893	22,744,026	10,856,022	9,151,075

Selling, general and administrative expenses	2,163,179	962,445	996,604	390,950

Income from operations	25,845,714	21,781,581	9,859,418	8,760,125

Non-operating income (expenses)
Interest expenses	(91,228)	(93,487)	(22,048)	(34,264)
Subsidy income	155,174	381,892	38,210	381,892
Other expense	(8,226)	(2,618)	(2,132)	(28)

Total non-operating expenses	55,720	285,787	14,030	347,600

Net income	25,901,434	22,067,368	9,873,448	9,107,725

Other comprehensive item
Foreign currency translation gain (Loss)	55,787	3,189,717	69,861	401,005

Comprehensive Income	$25,957,221	$25,257,085	$9,943,309	$9,508,730

Basic and diluted weighted average shares outstanding
Basic	27,287,040	25,454,545	27,287,040	25,454,545
Diluted	35,017,932	32,584,227	35,757,432	33,227,052

Basic and diluted net earnings per share available to common stockholders
Basic	$0.95	$0.87	$0.36	$0.36
Diluted	$0.74	$0.68	$0.28	$0.27

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)	For The Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,901,434	$22,067,368
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	883,778	749,501
Stock based compensation	256,679	-
(Increase) decrease in current assets:
Accounts receivable	2,733,209	(6,352,376)
Other receivables, deposits and prepaid expenses	(6,404,662)	(9,380,479)
Advance to suppliers	(7,495,285)	(999,417)
Inventories	1,322,620	(9,842,506)
Due from related party		513,752
Increase (decrease) in current liabilities:
Accounts payable	889,211	(187,632)
Advance from customers	2,024,552	3,246,659
Taxes payable	91,211	(37,134)
Other payables and accrued expenses	(939,882)	(187,315)

Net cash provided by (used in) operating activities	19,262,865	(409,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(204,646)	(1,200,352)

Net cash used in investing activities	(204,646)	(1,200,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	919,367	-
Repayment of auto loans and notes payable	(2,243,366)	(40,138)
Proceeds from short term loan	-	716,025

Net cash provided by (used in) financing activities	(1,323,999)	675,887

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	46,805	73,686

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,781,025	(860,358)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,119,028	1,382,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,900,053	$522,013

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$105,966	$91,278

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month and three-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" means China Integrated Energy Inc. and all entities included in our consolidated financial statement.

The unaudited condensed consolidated financial statements include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of the Financial Accounting Standards. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

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

As of September 30, 2009 and December 31, 2008, the Company maintained restricted cash of $-0- and $919,351, respectively. Restricted cash was held from the proceeds of private placements for the purposes of investor relations expenditure and recruitment of independent board of directors, VP of investor relations, and chief financial officer (see note number 16, Escrow Agreement).

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at September 30, 2009 and December 31, 2008 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of September 30, 2009 and December 31, 2008 were $6,612,341 and $4,580,462, respectively.

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

In accordance with Statement of financial accounting standards, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. There was no fixed asset impairment.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes the financial accounting standards, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of a financial accounting standard on January 1, 2007. As a result of the implementation of the financial accounting standard, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the financial accounting standard. As a result of the implementation of the financial accounting standard, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of the financial accounting standard did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin. For distribution of finished oil, heavy oil products, and bio-diesel, sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.  For gas station retail sales, revenue is recognized and cash is collected upon completion of fuel sales to customers.

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

There were no sales returns and allowances for the six months ended September 30, 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Statement of Cash Flows

In accordance with the financial accounting standards “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

The financial accounting standards, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

The Company uses Statement of financial accounting standards “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended September 30, 2009 and 2008 were included net income and foreign currency translation adjustments.

Fair value of financial instruments

On January 1, 2008, the Company adopted the financial accounting standards “Fair Value Measurements.” The financial accounting standards defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the financial accounting standards, “Share-Based Payment”. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued the financial accounting standards (Revised December 2004), Consolidation of Variable Interest Entities. The financial accounting standards clarifies the application of Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. The financial accounting standards clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results or retained earnings.

New Accounting Pronouncements

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued “Non-controlling Interests in Consolidated Financial Statements - An Amendment of the financial accounting standards”. The amended financial accounting standards establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The non-controlling Interests in Consolidated Financial Statements clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The non-controlling Interests in Consolidated Financial Statements also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The non-controlling Interests in Consolidated Financial Statements is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the non-controlling Interests in Consolidated Financial Statements will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Business Combinations

In December 2007, the FASB issued a financial accounting standard (Revised 2007), “Business Combinations”. The revised Financial accounting standard of “Business Combinations” will significantly change the accounting for business combinations. Under the revised financial accounting standard of “Business Combinations”, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised financial accounting standard of “Business Combinations will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

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

The revised financial accounting standard of “Business Combinations also includes a substantial number of new disclosure requirements. The revised financial accounting standard of “Business Combinations applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company, we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects The revised financial accounting standard of “Business Combinations will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Defining Warrant Indexed To A Company’s Own Stock

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) issue, “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock”. The financial accounting standard mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike process adjustment feature, upon the adoption of the financial accounting standard results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of the financial accounting standard will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at the date. The financial accounting standard,  “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock”.is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The full ratchet period of the Company’s warrant A-1 and warrant A-2 series expired on October 22, 2008 one year following the original issue date of October 23, 2007. The Company does not believe that adoption of the financial accounting standard would have material effect on the Company’s financial statements and disclosures.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance regarding “Interim Disclosures about Fair Value of Financial Instruments.” which amended “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends Accounting Principles Board (“APB”) “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009, with early application permitted.

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Accounting Standards Codification and the Hierarchy

In June 2009, the financial accounting standards Board (“FASB”) issued FASB Statement, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

2.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2009 and December 31, 2008 amounted to $40,145,232 and $21,901,405, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

3.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 12 - Commitments) and other expenses. At September 30, 2009 and December 31, 2008, the current portion of prepaid rental expenses of gas stations was $2,359,486 and $1,884,102, respectively. At September 30, 2009 and December 31, 2008, the noncurrent portion of prepaid expenses amounted $16,014,278 and $6,408,568, respectively, which represents the prepaid rents that will be expensed after one year.

4.  INVENTORIES

Inventories consisted of the following:
	September 30, 2009 (Unaudited)	December 31, 2008
Petroleum	$9,900,246	$5,676,454
Diesel	5,353,137	8,727,090
Heavy Oil	355,843	-
Raw material for manufacturing bio-diesel oil	5,363,356	8,018,594
Subtotal	20,972,582	22,422,138
Less: Allowance for inventory	-	(153,235)
Total	$20,972,582	$22,268,903

5.  OTHER RECEIVABLES AND DEPOSITS

At September 30, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $199,609. At December 31, 2008, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $3,047,242 (see Note 10 - Other Payables), and deposits made for purchase of equipments and short term cash advances to third parties in the amount of $939,742.

6.  PLANT, PROPERTY AND EQUIPMENT

Plant, property, and equipment are summarized as follows:
	September 30, 2009 (Unaudited)	December 31, 2008
Building	$336,036	$335,624
Diesel Processing Equipment	10,337,710	10,325,005
Office Equipment	141,336	120,588
Other Equipment	34,046	31,888
Motor Vehicles	980,100	797,020
	11,829,228	11,610,125
Less: Accumulated Depreciation	(2,498,951)	(1,612,451)
Total	$9,330,277	$9,997,674

Depreciation expense for the nine months ended September 30, 2009 and 2008 were $883,778 and $749,501, respectively; and approximately $297,000 and $293,000 for the three months ended September 30, 2009 and 2008, respectively.

7.  MAJOR CUSTOMERS AND VENDORS

For the nine months ended September 30, 2009, one major customer accounted for approximately 22.0% of the Company’s total sales, and this customer accounted for approximately 19.8% of the Company’s outstanding accounts receivable. No other major customers accounted for over 10% of the Company’s total sales. For the three months and nine months ended September 30, 2008, no major customers accounted for over 10% of the Company’s total sales.

For the three months and nine months ended September 30, 2009, ten vendors accounted for approximately 76.7% of the Company’s total purchase; within them one vendor provided approximately 32.3% of the Company’s total purchases. For the nine months ended September 30, 2008, this vendor accounted for approximately 43.1% of the Company’s total purchases. There were no accounts payables due to this vendor at September 30, 2009 and 2008.

8.  TAX PAYABLE

Tax payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009 (Unaudited)	December 31, 2008
Value added tax payable	$762,920	$683,842
Urban maintenance and construction tax payable	58,395	48,879
Other tax payable	6,338	2,740
	$827,653	$735,461

9.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Redsky had a net operating loss of approximately $4,000 and $13,000 for the nine months ended September 30, 2009 and 2008, respectively; and approximately $-0- and $-0- for the three months ended September 30, 2009 and 2008, respectively; . A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun Group is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for the nine months ended September 30, 2009 and 2008, and has carryover of approximately $769,300 at December 31, 2008.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The parent company, China Integrated Energy, Inc. is taxed in the U.S. and has a net operating loss approximately of $389,000 and $-0- for the nine months ended September 30, 2009 and 2008, respectively; . and approximately $183,000 and $-0- for the three months ended September 30, 2009 and 2008, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2009	2008

US statutory rates	34%	34%
Tax rate difference	(9.1)%	(1.1)%
Effect of tax holiday	(25.2)%	(36.1)%
Valuation allowance	0.3%	3.2%

Tax per financial statements	-	-

The following table gives the unaudited pro forma financial impact had the PRC taxes not been abated.

	For the Nine Months Ended September 30,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$26,294,718	$22,081,413
Tax provision	(6,573,680)	(5,520,353)
Net income	$19,721,038	$16,561,060

10.  OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and other obligations. Other payables balances at September 30, 2009 and December 31, 2008 were $2,293,935and $3,232,088, respectively. At December 31, 2008, there was an advance of $3,047,242 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,047,242 prepayment from Redsky Industrial.

11.  LOANS PAYABLE

The Company was obligated under two short term loans from commercial banks in the PRC. The first loan was entered into on September 1, 2008 with maturity to August 31, 2009. The principal will be repaid at maturity and the interest is payable per quarter with an adjustable interest rate of 15% mark up the China national prime rate, currently the Company’s rate is at 8.07%  per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd. The Company paid them the guarantee fee of 2.375% of the loan principal, and collateralized the Company’s diesel processing equipments in the value of approximately $2,966,000 (RMB 20,260,000) and stock of the Company owned by its majority shareholder in the value of approximately $2,152,000 (RMB 14,700,000) for the guarantee. The loan was paid off at September 30, 2009.

The second loan was entered into on August 31, 2008 with maturity on August 31, 2009. The principal will be repaid at maturity and the interest is payable per month with an interest rate of 8.217% per annum. This loan was paid off at September 30, 2009.

At September 30, 2009, automobile loan carried a balance of $4,724.

12.  COMMITMENTS

Lease Agreements

The Company leased one oil storage facility with Northwest Naihuo Material Factory under a long term, non-cancelable, and renewable operating lease agreement since 2006 with expiration date on June 30, 2008. This lease has been renewed for additional six years with annual lease payment of $102,000 (RMB 700,000).

The Company leases another two oil storage facilities under one year, non-cancelable, and renewable operating lease agreements expiring on December 31, 2007. One lease agreement with Shanxi Continental Petroleum Co. Ltd. has been renewed for one year with expiration date on December 31, 2008, and renewed again at the end of 2008 for another one year lease with annual lease payment of $57,000 (RMB 400,000). The other lease agreement has been terminated as lease term expired. The Company then entered into a new one year, non-cancelable and renewable lease agreement with 456 Oil Storage Warehouse for a new oil storage facility with expiration date on December 31, 2008, which was renewed again at the end of 2008 for another one year lease with lease payment charged at RMB 30 per ton for the first month of leasing, and RMB 7 per ton for the months thereafter. Due to upkeep of the storage tank, occupancy of the 456 Oil Storage Warehouse actually took place in June 2009. The lease term has subsequently been extended to December 30, 2010.

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

On May 28, 2009, the Company leased a gas station for operation under a thirty-year operating lease with expiration date on May 31, 2039. The annual lease payment is approximately $88,000 (RMB 600,000). The Company is required to pay in advance of the thirty year lease payments approximately $2,635,000 (RMB 18,000,000).

On July 27, 2009, the Company leased a gas station for operation under a twenty-nine year operating lease with expiration date on July 31, 2038. The annual lease payment is approximately $293,000 (RMB 2,000,000). The Company is required to pay in advance of 80% of the sum of the twenty-nine year lease payments approximately $6,797,000 (RMB 46,400,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the twenty-nine year lease payments approximately $1,699,000 (RMB 11,600,000) upon delivery of operating permits and related documents from the lessor.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. Future minimum rental payments required under these operating leases are as follows:

Years Ending December 31,	Amount

2010	$2,468,000
2011	2,351,000
2012	2,351,000
2013	2,338,000
2014	2,198,000
Years thereafter	24,023,000

Total	$35,729,000

Total rental expense for the nine months ended September 30, 2009 and 2008 amounted to approximately $1,606,000 and $724,000, respectively; and approximately $595,000 and $536,000 for the three months ended September 30, 2009 and 2008, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the bio-diesel product for a period of July 1, 2008 through August 31, 2009. The contact was renewed for another year. The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility. For the nine months ended September 30, 2009, the shipping cost paid to this transportation company was approximately $543,000; and approximately $224,000 for the three months ended September 30, 2009.

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

	For the Nine Months Ended, September 30		For the Three Months Ended, September 30
	2009	2008	2009	2008
Net income	$25,901,434	$22,067,368	$9,873,448	$9,107,725
Weighted average shares outstanding - basic	27,287,040	25,454,545	27,287,040	25,454,545
Effect of dilutive securities:
Convertible preferred stock	6,893,259	4,545,455	6,893,259	4,545,455
Unexercised warrants	837,633	2,584,227	1,577,133	3,227,052
Weighted average shares outstanding - diluted	35,017,932	32,584,227	35,757,432	33,227,052

Earnings per share - basic	$0.95	$0.87	0.36	0.36
Earnings per share – diluted	$0.74	$0.68	0.28	0.27

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

Deemed dividend allocated to warrants is $1,585,631. The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions:  discount rate – 1.37%; dividend yield – 0%; expected volatility – 30% and term of 5 years.  Additionally, the Company recorded $1,812,903 as dividend from a beneficial conversion feature, which reflects the difference between the fair market price and effective conversion rate. Pursuant to the financial accounting standard, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and the financial accounting standard, “Application of Issue in Certain Convertible Instruments,” the total value of $3,398,534 was recorded as a deemed dividend in 2007.

On October 14, 2008, the Company entered into a securities purchase agreement (“Debenture Purchase Agreement”) with an institutional investor for the issuance and sale of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which will automatically convert into 2,465,753 shares of Series B Convertible Preferred Stock at $3.65 per share upon the date of the filing with the Secretary of the State of Delaware of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of preferred stock from 1,000,000 shares to 10,000,000 shares and the filing of a certificate of designation of the Series B Preferred Stock. Because the Debenture Purchase Agreement lacked of the characteristics of liability, such as no repayment term of the principal, no stipulated interest rate, and no maturity date, as defined in the paragraph 36 of Financial Concepts Statement,, the Company recorded $863,013 deemed dividend for the beneficial conversion feature in connection with the issuance of convertible debenture as it was the preferred stock in substance as per the financial accounting standard.

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

On July 1, 2009, the investor converted 350,000 shares of Series B Convertible Preferred stock to 350,000 shares of common stock.

Following is a summary of warrant activity for the nine months ended September 30, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,977,273	$3.80	3.70
Exercisable at December 31, 2008	3,977,273	-	-
Granted	30,000	6.00	1.87
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2009	4,007,273	$3.82	3.68
Exercisable at September 30, 2009	3,977,273	-	-

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

As of June 30, 2009, $750,000 was released from the escrow account to the Company as the Company has successfully completed the appointments of a Vice President of Investor Relations and three independent directors of the Company’s Board of Directors, and Chief Financial Officer.  As of September 30, 2009, the Company had satisfied the requirements of the escrow agreement and annulled the escrow account.

17.  SHARED-BASED PAYMENT ARRANGEMENTS

On November 17, 2008, the Company issued non-transferable stock purchase options to two newly appointed independent directors to purchase 20,000 shares of common stock each. The exercise price is at $4.00 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company. The Company recognized $140,000 of compensation expense for these options for the nine months ended September 30, 2009 and $101,000 for the six months ended June 30, 2009.

On September 10, 2009, the Company issued stock purchase options to financial advisory consultant to purchase 310,320 shares of common stock and to investor relations consultant to purchase 206,880 shares of common stock. The exercise prices of both stock purchase options are at $4.50 per share. The stock purchase options are remunerations for the financial advisory and investor relations consulting services provided in the past year. The options were accounted for using the fair value method. The options expire in one year from and are immediately vested upon the option issuance date. The Company recognized $86,000 of compensation expense for these options for the three months ended September 30, 2009.

Following is a summary of stock option activity for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	40,000	$4.00	9.13	-
Issued	517,200	4.50	1.00
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2009	557,200	$4.46	1.53	$1,546,728
Exercisable at September 30, 2009	547,200	4.47	1.39	$1,514,328

Following is a summary of non-vested options as of September 30, 2009 and changes during the six months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2008	40,000	$4.00
Exercised	-	-
Cancelled	-	-
Non-vested options as of June 30, 2009	10,000	$4.00

18. SEGMENT REPORTING

The financial accounting standard  “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products, services, and channels.  The management has determined that the Company has three operating segments as defined by the financial accounting standard: wholesale distribution of finished oil and heavy oil products, production and sale of biodiesel, and operation of retail gas stations.

For the three months ended September 30, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009 (Unaudited)
Sales	$42,734,076	$14,941,786	$10,225,148	$72,401,010
Cost of goods sold	42,099,609	10,538,597	8,906,782	61,544,988
Gross profit	5,134,467	4,403,189	1,318,366	10,856,022
Selling, general and administrative expenses				966,604
Income from operations				9,859,418
Non-operating income (expenses)				14,030
Net income				9,873,448
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	113,470	-	-	113,470
2008 (Unaudited)
Sales	$34,206,001	$18,415,938	$10,269,406	$62,891,345
Cost of goods sold	31,290,607	13,106,221	9,343,442	53,740,270
Gross profit	2,915,394	5,309,717	925,964	9,151,075
Selling, general and administrative expenses				390,950
Income from operations				8,760,125
Non-operating income (expenses)				347,600
Net income				9,107,725
Segment assets	39,381,535	23,410,821	9,700,860	72,493,216
Capital expenditures	8,241	153,908	-	162,149

For the nine months ended September 30, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009 (Unaudited)
Sales	$129,797,293	$40,137,252	$26,369,372	$196,303,917
Cost of goods sold	116,273,857	29,194,733	22,826,434	168,295,024
Gross profit	13,523,436	10,942,519	3,542,938	28,008,893
Selling, general and administrative expenses				2,163,179
Income from operations				25,845,714
Non-operating income (expenses)				55,720
Net income				25,901,434
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	204,646	-	-	204,646
2008 (Unaudited)
Sales	$99,455,031	$41,778,994	$15,644,972	$156,878,997
Cost of goods sold	90,489,928	29,551,668	14,093,375	134,134,971
Gross profit	8,965,103	12,227,326	1,551,597	22,744,026
Selling, general and administrative expenses				962,445
Income from operations				21,781,581
Non-operating income (expenses)				285,787
Net income				22,067,368
Segment assets	39,381,535	23,410,821	9,700,860	72,493,216
Capital expenditures	161,938	1,038,414	-	1,200,352

19. SUBSEQUENT EVENT

Effective this quarter, the Company implemented Statement of financial accounting standards, Subsequent Events,. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of the financial accounting standard did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued.

On November 4, 2009, the Company completed a public equity offering of 5,000,000 common shares at a price of $5.75 per share, raising approximately $28.8 million before offering costs. We paid approximately $1.6 million in underwriting commissions and approximately $0.5 million in offering expenses. There is an over-allotment option of 750,000 shares exercisable within one month from the date of the completion of the public offering.

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

 Our Business

 Company Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, wholesale distribution of finished oil and heavy oil products through certain contractual agreements, production and sale of bio-diesel, and operation of retail gas stations..

We now operate four oil depots located in Xi’an, Shaanxi Province, access to a 2.65 kilometer special transportation rail track and one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. Our major market is China. Currently, our products are sold in 14 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shandong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, and Shanghai.

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

On March 25, 2009, the NDRC increased the prices of gasoline and diesel by RMB 290 or $42 per ton or 5.33% and RMB 180 or $26 per ton or 3.74%, respectively, to reflect a rebound of global oil prices.  As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In April 2009, the average sales price for our oil products was approximately $745 per ton (equivalent to approxi0mately $2.55 per gallon of gasoline and $2.83 per gallon of petro-diesel).

On June 1, 2009, the NDRC increased the prices of gasoline and diesel by RMB 400 or $59 per ton or 7.0% and RMB 400 or $59 per ton or 8.0%, respectively, to reflect the continued climb of global oil prices.  As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In June 2009, the average sales price for our oil products was approximately $815 per ton (equivalent to approximately $2.72 per gallon of gasoline and $3.01 per gallon of petro-diesel).

On June 30, 2009, NDRC subsequently increased the prices of gasoline and diesel by RMB 600 or $88 per ton or 9.8% and RMB 600 or $88 per ton or 11.1%, respectively.

On July 29, 2009 NDRC decreased the prices of gasoline and diesel by RMB 220 or $32 per ton for each petroleum products.

On September 2, 2009, the NDRC decreased the prices of gasoline and diesel by RMB 300 or $44 per ton.

On September 30, 2009, the NDRC decreased the prices of gasoline and diesel by RMB 190 or $27.80 per ton.

On November 10, the NDRC increased the prices of gasoline and diesel by RMB 480 or $70.32 per ton.

Both price increase and decrease reflect the fluctuation of global oil market prices.

From 2006 to 2008, there were only two oil price adjustments in each year.  However, there have been eight oil price adjustments to date in  2009.  It is foreseeable that oil prices in China will be adjusted more frequently fluctuating in line with global oil prices.

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refunds of Value Added Taxes (“VAT”) and relief on consumption tax, corporate tax and fuel tax to encourage bio-diesel consumption. As a result, we are exempt from corporate income tax through the end of calendar year 2010 and also from the fuel tax.

Management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail gas stations. On the distribution and retail sides, the we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies located in Shaanxi Province cannot currently reach. We plan to strengthen our outreach in certain key distribution areas. We also plan to add another three retail gas stations through acquisition or lease, which we believe will benefit our overall distribution profit margins.

We also plan to expand our current bio-diesel production capacity of 100,000 tons to 150,000 tons, and have begun constructions to increase this capacity in the third quarter of 2009. We anticipate $15 million in capital expenditures in 2009 to accomplish this goal. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bio-energy field. We continue pursuing strategic acquisition that will quickly provide financial benefits to us.

Management believes the increase in sales volume from these initiatives will not only offset the impact from fluctuation in fuel pricing, but also favorably impact overall profits and cash flow.

On November 4, 2009, the Company completed a public equity offering of 5,000,000 common shares at a price of $5.75 per share, raising approximately $28.8 million before offering costs. We paid approximately $1.6 million in underwriting commissions and approximately $0.5 million in offering expenses. There is an over-allotment option of 750,000 shares exercisable within one month from the date of the completion of the public offering.

Basis of Presentations

Our financial statements are prepared in accordance with the U.S. GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at September 30, 2009 and December 31, 2008, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis.  Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Plant, Property and Equipment

Plant, property, and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	10 years

In accordance with Statement of Financial Accounting Standards, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received prior to meeting all relevant criteria for revenue recognition are recorded as unearned revenue.  For Retail gas station sales, revenue is recognized and cash is collected upon completion of fuel sales to customers.

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

Income Tax Recognition

We account for income taxes under Statement of Financial Accounting Standards, “Accounting for Income Taxes”. “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. “Accounting for Income Taxes” additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Xi’an Baorun Industrial has obtained income tax exemption for the years from 2004 to the end of 2010, due to the fact that it uses waste gas, water and residue in the production of its products. We believe that this exemption is in effect for all periods presented. Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Tax exemption is one of the many methods used to promote such business development. If the exemption should be rescinded for future periods, Xi’an Baorun Industrial would be subjected to tax liabilities.

In connection with the Share Exchange Agreement dated October 23, 2007, Redsky Industrial and Xi’an Baorun Industrial, two PRC companies, entered into a series of contracts whereby Redsky Industrial exercises significant control over Xi’an Baorun Industrial, including the right to receive 100% of the net income generated by Xi’an Baorun Industrial. While, as noted above, Xi’an Baorun Industrial is exempt from income tax for the years from 2004 through 2010, Redsky Industrial is not exempt from tax in those periods and is obligated for applicable PRC taxes under PRC tax laws. We account for all income taxes in accordance with “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes,”

We believe that the series of contracts entered into between Xi’an Baorun Industrial and Redsky Industrial do not constitute taxable income for the purposes of Redsky Industrial. Since commencement of these series of contracts, Xi’an Baorun Industrial has not remitted any income to Redsky Industrial, nor has Redsky Industrial demanded any remittance of income, nor is remittance expected in the future, as Xi’an Baorun Industrial is anticipating to use its undistributed earnings for future bio energy development as was anticipated when it obtained its original tax exemption. We have examined our tax position and have determined that our tax position with regards to both these entities is in compliance with applicable PRC tax laws. Pursuant to the Financial Accounting Standard, we have determined that we will reinvest indefinitely our earnings to the biodiesel production facility and biodiesel production technology, and accordingly no accrual of deferred tax liabilities was required as of December 31, 2007 and 2008. We have also analyzed the status of Redsky Industrial and have determined that based on the aforementioned series of contracts, if Redsky Industrial should be sold, dissolved or otherwise disposed of, the obligations of Xi’an Baorun Industrial would be terminated under the series of contracts, including Redsky Industrial’s right to 100% of Xi’an Baorun Industrial’s net income. In addition, in accordance with “Accounting for Uncertainty in Income Taxes”, we have examined our tax position in the context of “Accounting for Contingencies.”  Accounting for Uncertainty in Income Taxes is an accounting requirement that discusses tax issues that have an element of uncertainty. In accordance with “Accounting for Contingencies”, we have determined that it is probable that our tax position with regards to both Redsky Industrial and Xi’an Baorun Industrial is correct. Accordingly, no deferred tax liability has been provided for.

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

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Net income before income taxes	$26,294,718	$22,081,413	$9,873,448	$9,107,725
Tax provision	(6,573,680)	(5,520,353)	(2,468,362)	(2,276,931)
Net income	$19,721,038	$16,561,060	$7,405,086	$6,830,794

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued a Financial Accounting Standard (Revised December 2004), Consolidation of Variable Interest Entities. Consolidation of Variable Interest Entities clarifies the application of Accounting Research Bulletin, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. Consolidation of Variable Interest Entities clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole.

Results of Operations

Operations Results for the Three Months Ended September 30, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009 (Unaudited)
Sales	$47,234,076	$14,941,786	$10,225,148	$72,401,010
Cost of goods sold	42,099,609	10,538,597	8,906,782	61,544,988
Gross profit	5,134,467	4,403,189	1,318,366	10,856,022
Selling, general and administrative expenses				996,604
Income from operations				9,859,418
Non-operating income (expenses)				14,030
Net income				9,873,448
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	113,470	-	-	113,470
2008 (Unaudited)
Sales	$34,206,001	$18,415,938	$10,269,406	$62,891,345
Cost of goods sold	31,290,607	13,106,221	9,343,442	53,740,270
Gross profit	2,915,394	5,309,717	925,964	9,151,075
Selling, general and administrative expenses				390,950
Income from operations				8,760,125
Non-operating income (expenses)				347,600
Net income				9,107,725
Segment assets	39,381,535	23,410,821	9,700,860	72,493,216
Capital expenditures	8,241	153,908	-	162,149

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months ended, September 30, 2009		Three Months ended, September 30, 2008
	$	% of Sales	$	% of Sales
Net sales	72,401,010	100.0%	62,891,345	100.0%
Cost of good sold	61,544,988	85.0%	53,740,270	85.5%
Gross profit	10,856,022	15.0%	9,151,075	14.5%
Total operating expenses	996,604	1.4%	390,950	0.6%
Income from Operation	9,859,418	13.6%	8,760,125	13.9%
Other income (expenses)	(14,030)	-%	347,600	0.6%
Net income	9,873,448	13.6%	9,107,725	14.5%

Sales. Net sales for the three months ended September 30, 2009 were approximately $72.4 million compared to $62.9 Million in the same period in 2008, an increase of $9.5 million, or 15.1%. The increase was mainly due to strong market demand for finished oil and heavy oil products and sales growth generated by the gas stations. Sales from wholesale distribution for the three months ended September 30, 2009 was $47.2 million, compared to $34.2 million in the same period of 2008, an increase of $13 million, or 38.0%. Wholesale distribution volume increased by 25,000 tons or 67.4% from the same period in 2008, as a result of increase of sales to our existing customers to support their business growth and increase the number of our distributors and end customers. Sales from production and sale of biodiesel segment for the three months ended September 30, 2009 was 14.9 million, compared to $18.4 million in the same period of 2008. Sales volume of biodiesel increased by 728 ton or 3.4%. compared to the same period of 2008.  However, average selling price of biodiesel decreased by approximately 17% from the same period in 2008. Sales from our retail gas station for the three months ended September 30, 2009 was $10.2 million, compared to $10.3 million in the same period of 2008.  Sales volume of gas stations increased by 1,243 tons or 11.6% from the same period in 2008. However, average selling price of retail gas station decreased by approximately 12.1% from the same period in 2008.

 Cost of goods sold. Cost of sales for the three months ended September 30, 2009 was approximately $61.5 million compared to $53.7 million in the same period of 2008, an increase of $7.8 million, or 14.5%.  The increase in cost of sales was attributable to and in line with an increase in production and sales activities during the third quarter of 2009. Cost of sales as a percentage of sales was approximately 85.0% for the third quarter of 2009 and 85.5% for the same period in 2008.  For our wholesales distribution of finished oil and heavy oil products, cost of good sold as a percentage of sales for the three months ended September 30, 2009 and 2008 were 81.9% and 91.5%, respectively. The decrease as a percentage of sales was due to an increase of 6,000 tons of heavy oil products with better margin and our success in sourcing and developing new suppliers. For the production and sale of biodiesel, cost of goods sold as a percentage of sales for the three months ended September 30, 2009 and 2008 were 70.5% and 71.2%, respectively. For our retail gas station, cost of goods sold as a percentage of sales for three months ended September 30, 2009 and 2008 were 87.1% and 91%, respectively. The decrease as a percentage of sales in our retail gas station was attributable to improvement of efficiency of gas station operations.

Gross profit. Gross profit was approximately $10.9 million for the three months ended September 30, 2009 as compared to approximately $9.2 million for the same period in 2008, representing gross margins of approximately 15.0% and 14.5%, respectively.  For the three months ended September 30, 2009, the gross profit margin for wholesale distribution of finished oil and heavy oil products was approximately 10.9%, production and sales of biodiesel was approximately 29.5%, and the gross profit margin for operation of retail gas stations was approximately 12.9%, compared to 8.2%, 28.8% and 9.0%, respectively, in the same period of 2008.  The increase in gross margin of wholesale distribution, production and sale of biodiesel, and retail gas station was attributable to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 were approximately $1.0 million compared to $0.4 million for the same period in 2008, an increase of $0.6 million or 150%. This increase was mainly attributable to approximately $506,000 of legal, consulting fees, stock option expenses for our independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S.  Total operating expenses as a percentage of sales was 1.4% and 0.6% for the three months ended September 30, 2009 and 2008, respectively. We expect our professional fees to continue to increase in 2009, as we have hired an outside consulting firm to work on our Sarbanes Oxley compliance and financial advisory services. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from operations. Income from operations for the three months ended September 30, 2009 was $9.9 million, compared to $8.8 million in the same period of 2008.  Income from operations as a percentage of sales for the three months ended September 30, 2009 and 2008 were 13.6% and 13.9%, respectively. The decrease as a percentage of sales was attributable to additional selling, general and administrative expense related to us becoming a public company in the U.S..

Non-operating income (expenses). Non-operating income consists mainly of governmental subsidies received in respect of our biodiesel production.  The subsidy varies year to year depending upon available government funding. We received insignificant government subsidy for the three months ended September 30, 2009, compared to receipt of $0.4 million of government subsidy in the same period of 2008. Non-operating expenses mainly consists of interest expenses and bank service charges.

Net income. Net income for the three months ended September 30, 2009 was $9.9 million compared to $9.1 million in the same period in 2008, an increase of $0.8 million.  Although sales grew by 15.1%, net income only grew by 8.8% quarter on quarter due to the additional costs we incurred as a result of being a U.S. publicly traded company. Our net margin for the three months ended September 30, 2009 and 2008 were 13.6% and 14.5%, respectively.

Comparison of Nine Months Ended September 30, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009 (Unaudited)
Sales	$129,797,293	$40,137,252	$26,369,372	$196,303,917
Cost of goods sold	116,273,857	29,194,733	22,826,434	168,295,024
Gross profit	13,523,436	10,942,519	3,542,938	28,008,893
Selling, general and administrative expenses				2,163,179
Income from operations				25,845,714
Non-operating income (expenses)				55,720
Net income				25,901,434
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	204,646	-	-	204,646
2008 (Unaudited)
Sales	$99,455,031	$41,778,994	$15,644,972	$156,878,997
Cost of goods sold	90,489,928	29,551,668	14,093,375	134,134,971
Gross profit	8,965,103	12,227,326	1,551,597	22,744,026
Selling, general and administrative expenses				962,445
Income from operations				21,781,581
Non-operating income (expenses)				285,787
Net income				22,067,368
Segment assets	39,381,535	23,410,821	9,700,860	72,493,216
Capital expenditures	161,938	1,038,414	-	1,200,352

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine Months ended, September 30, 2009		Nine Months ended, September 30, 2008
	$	% of Sales	$	% of Sales
Net sales	196,303,917	100.0%	156,878,997	100.0%
Cost of sales	168,295,024	85.7%	134,134,971	85.5%
Gross profit	28,008,893	14.3%	22,744,026	14.5%
Total operating expenses	2,163,179	1.1%	962,445	0.6%
Income from Operation	25,845,714	13.2%	21,781,581	13.9%
Other income (expenses), net	55,720	-%	285,787	0.2%
Net income	25,901,434	13.2%	22,067,368	14.1%

Operations Results for the Nine Months Ended September 30, 2009

Sales. Net sales for the nine months ended September 30, 2009 were approximately $196.3 million compared to $156.9 Million in the same period in 2008, an increase of $39.4 million, or 25.1%. The increase was mainly attributable to the growths in wholesale distribution and retail gas station segments. We have continued to expand new sales channels and territories.  We are conducting business in fourteen provinces and special districts compared to nine provinces in the same period of 2008.  We have also  increased in-depth penetration to the existing sales territories and our existing customers. The number of our customer in our wholesale distribution segment has grown from 936 in 2008 to over 1,170 in 2009.  For the nine months ended September 30, 2009, sales from wholesale distribution of finished oil and heavy oil products was $129.8 million compared to $99.5 million in the same period of 2008, an increase of $30.3 million or 30.5%. The sales volume of wholesale distribution of finished oil and heavy oil products increased by 75,000 tons or 64.5% from the same period in 2008.  For the nine months ended September 30, 2009, sales from our retail gas station segment was $26.4 million, compared to $15.6 million in the same period of 2008, an increase of $10.8 million or 69.2%.as a result of two additional fully operational gas stations and an increase in sale volume per gas station. For the nine months ended September 30, 2009, sales from production and sales of biodiesel was $40.1 million compared to $41.8 million in the same period of 2008.  The sales volume of production and sales of biodiesel increased by 13,000 ton or 28.8% from the same period in 2008.  However the average selling price decreased by 15.1% from the same period in 2008 and as a result, net sales fell by 4.4% from the same period of 2008.

            Cost of goods sold. Cost of sales for the nine months ended September 30, 2009 was approximately $168.3 million compared to $134.1 million in the same period of 2008, an increase of $34.2 million, or 25.5%.  The increase in cost of sales was attributable to and in line with an increase in production and sales activities during the first nine months of 2009. Cost of sales as a percentage of sales was approximately 85.7% for the nine months of 2009 relatively stable, compared to 85.5% for the same period in 2008. For wholesales distribution of finished oil and heavy oil products, cost of goods sold as a percentage of sales for the nine months ended September 30, 2009 and 2008 were 89.6% and 91.0%, respectively. For production and sale of biodiesel, cost of goods sold as a percentage of sales for the nine months ended September 30, 2009 and 2008 were 72.7% and 70.7%, respectively. The increase as a percentage of sales in production and sale of biodiesel was attributable to lower average selling price in 2009. For our retail gas station operation, cost of goods sold as a percentage of sales for the nine months ended September 30, 2009 and 2008 were 86.6% and 90.1%, respectively. The decrease as a percentage of sales of our retail gas station was attributable to operational efficiency improvements and sales volume increase per gas station.

Gross profit. Gross profit was approximately $28.0 million for the nine months ended September 30, 2009 as compared to approximately $22.7 million in the same period of 2008, representing gross margins of approximately 14.3% and 14.5%, respectively.  For the nine months ended September 30, 2009, the gross profit margin of wholesale distribution of finished oil and heavy oil products was 10.4%, production and sale of biodiesel was 27.3%, and operation of retail station was 13.4%, compared 9.0%, 29.3%, and 9.9%, respectively, in the same period of 2008.  The increase in gross margin of wholesale distribution and retail gas station was attributed to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing.  The decrease in the gross margin of biodiesel was attributed to the lower selling price of diesel oil compared to the same period in 2008.  We expect our overall gross margin to improve with upwards pricing adjustments in the China domestic market.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2009 were approximately $2.2 million compared to $1.0 million for the same period in 2008, an increase of $1.2 million or 120.0%. This increase was mainly attributable to approximately $1.0 million of legal, consulting fees, stock option expenses for our independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S.  Payroll and related expenses of sales and administrative staff increased by approximately $200,000 as a result of business growth and expansion of distribution channels and territories.  Total operating expenses as a percentage of sales was 1.1% and 0.6% for the nine months ended September 30, 2009 and 2008, respectively. We expect our professional fees to continue to increase in 2009, as we have hired an outside consulting firm to work on our Sarbanes Oxley compliance and financial advisory services. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from Operations. Income from operations for the nine months ended September 30, 2009 was $25.8 million compared to $21.8 million in the same period of 2008. Income from operations as a percentage of sales for the nine months ended September 30, 2009 and 2008 were 13.2% and 13.9%, respectively. The decrease as a percentage of sales was attributable to additional selling, general and administrative expenses related to us becoming a public company in the U.S..

Non-operating income (expenses). Non-operating income consists mainly of governmental subsidies received in respect of our biodiesel production. For the nine months ended September 30, 2009, we received insignificant government subsidy, compared to receipt of $0.4 million of government subsidy in the same period of 2008. Non-operating expenses mainly consists of interest expenses and bank service charges.

Net income. The net income for the nine months ended September 30, 2009 was $26.0 million compared to $22.1 million in the same period in 2008, an increase of $3.9 million or 17.7%. For the nine months ended September 30, 2009, although sales grew by 25.1% from the same period of 2008, net income only grew by 17.2% due to the additional costs we incurred as a result of being a U.S. public traded company.  Our net margin for the nine months ended September 30, 2009 and 2008 were 13.2% and 14.1%, respectively.

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $40.1 million and $23.1 million, respectively. At September 30, 2009, current assets were approximately $95.5 million and current liabilities were approximately $10.3 million, as compared to current assets of approximately $78.2 million and current liabilities of approximately $10.8 million at December 31, 2008. Working capital equaled approximately $84.9 million at September 30, 2009, compared to $67.5 million at December 31, 2008, an increase of 25.8%. The ratio of current assets to current liabilities was 9-to-1 at September 30, 2009, compared to 7.3-to-1 at the December 31, 2008. The increase in working capital as of September 30, 2009 was primarily due to the increased sales volume and net income. The increase in the current ratio as of September 30, 2009 was primarily related to an increase in cash, and reduction of advance from customers. At September 30, 2009 and December 31, 2008, our cash and cash equivalent included approximately $14 million of proceeds from a financing agreement in October 2008.  The funding will be used to construct a 50,000 ton bio-diesel manufacturing facility adjacent to the existing plant.  Construction of the new facility has begun at the end of third quarter.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,

	2009 (Unaudited)	2008 (Unaudited)
Cash provided by (used in):
Operating Activities	$19,262,865	$(409,579)
Investing Activities	(204,646)	(1,200,352)
Financing Activities	(1,323,999)	675,887

Net cash provided by operating activities was $19,262,865 in the nine months ended September 30, 2009, compared to $409,579 of cash used in operating activities in the same period of 2008. The net cash inflow increased during the nine months of 2009 was primarily due to a large increase in net income of $25.9 million, with an increase in current assets amounting to $8.8 million and an increase of $2,1 million in current liabilities.

Net cash used in investing activities was $204,646 in the nine months ended September 30, 2009, as compared to net cash used in investing activities of $1,200,352 in the same period of 2008.  During the nine months ended September 30 2008, we spent approximately $1.0 million to add our bio-diesel manufacturing related facilities and approximately $0.2 million for various fixed asset improvements.

Net cash used in financing activities was $1.3 million in the nine months ended September 30, 2009 compared to net cash used by financing activities of $0.7 million in the same period of 2008 In September 2009, we paid off approximately $2.2 million of revolving credit facilities with local banks. . In the nine months ended September 30, 2009, we received approximately $0.9 million released from the escrow agreement as a result of us having satisfied the escrow requirements. In the same period of 2008, we received approximately $0.7 million of proceeds from a short term loan.

On November 4, 2009, we completed a public offering of 5,000,000 shares of our common stock, raising net proceeds of approximately $26.7 million.  As a result of the public offering and cash provided by operating activities, we believe we have sufficient working capital to sustain our current business for the next 12 months due to expected increased sales volume and net income from operations. We intend to continue the expansion of our current operations by spending approximately $15 million to expand our bio-diesel manufacturing facility by 50,000 ton through construction of a new facility. We continue to expand our wholesale distribution and retail gas station businesses through both organic growth and potential acquisition. We expect to finance such expansions through the net proceeds from the public offering that was just completed.

Our future capital requirements will depend on a number of factors, including:

•
Development of new sales territories, sales offices, and sales force for our wholesale distribution of finished oil and heavy oil products and required working capital to sustain our existing market share and support the growth in this business segment. This development can be achieved by organic growth or through acquisition;

•	Expanding of market share for our retail gas stations both in terms of quantity and geographic location and required working capital to support the growth;
•	our ability to maintain our existing oil suppliers and establish collaborative relationships with new suppliers;
•	Increase our biodiesel production capacity through strategic acquisitions or construction of a new facility; and
•	Development and commercialization of new technology in biodiesel production capacity.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2009:

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Loan payable(1)	$4,724	$4,724	—	—	—
Operating lease obligations(2)	35,729,000	2,468,000	7,040,000	4,345,000	21,876,000
Total	$35,733,724	$2,472,724	$7,040,000	$4,345,000	$21,876,000

(1)	Loan payable auto loan.
(2)	Operating lease obligations represent minimum rental commitments under non-cancelable leases for retail gas stations and oil storage depots.

The following table summarizes our contractual obligations and commitments as of December 31, 2008:

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Loan payable(1)	$2,247,197	$2,247,197	—	—	—
Operating lease obligations(2)	26,510,000	2,330,000	5,880,000	3,777,000	14,523,000
Total	$28,757,197	$4,577,197	$5,880,000	$3,777,000	$14,523,000

(1)	Loan payable primarily consists of two one-year bank credit facilities.
(2)	Operating lease obligations represent minimum rental commitments under non-cancelable leases for retail gas stations and oil storage depots.

Market Risks

Economic risk

We are subject to risks resulting from the PRC economic downturn. The PRC economy has recently experienced a slowing of its growth rate attributable to the global financial crisis and economic recession. Slowing economic growth in PRC could result in slowing demand for our oil products and could affect our sales. In the event of recovery in PRC, renewed high growth levels may lead to inflation. Government actions aimed to control inflation may adversely affect the business climate and economic growth. Our profitability maybe adversely affected if prices of our products rise at rate that is insufficient to compensate for the rise in inflation.

Oil and Commodity Price Risk

We are subject to risks resulting from fluctuations in the market prices of finished oil and heavy oil and raw materials we purchase for our biodiesel production. Effective January 1, 2009, the NDRC implemented a new pricing regime for refined oil products to link domestic oil prices more in line with changes in the global crude oil prices. There were seven pricing adjustments in the first nine months of 2009. Although purchase prices of raw materials for our biodiesel production have been relatively stable in 2009, future fluctuations in the prices of raw materials for our biodiesel production, including non-edible oil seeds, waste cooking oil, and vegetable oil residue, will affect the profitability of our production and sale of biodiesel segment.

Inflation Risk

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although in the first five months of 2009, China’s consumer price index and producer price index declined, the inflation rate may increase in the second half of the year. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rates of inflation ranged from as high as 20.7% to as low as -2.2%. Because of various inflation cycles, the Chinese government adopted different corrective measures designed to restrict the availability of credit, regulate growth and contain inflation. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, high inflation in the future may cause the Chinese government to impose controls on credit and prices, or take other actions, which may negatively influence economic activities in China, and thereby affect our business.

Interest Rate Risk

We are subject to risks resulting from fluctuations in prevailing interest rates on our bank credit facilities and foreign prevailing interest rate. In the event that we may need to raise debt financing in the future, upward fluctuations in interest rates will increase the cost of borrowing. We currently do not use any derivative instrument to mitigate our interest rate risk.

Foreign Exchange Risk

We carry out all of our transactions in Renminbi. Therefore, we have limited exposure to foreign exchange fluctuations. A substantial portion of our cash is held in China in bank deposits denominated in Renminbi. For our financial reporting purposes, Renminbi has been translated into U.S. dollars as the reporting currency. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. This change in policy resulted in an approximately 17.5% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and September 30, 2009. See “Risk Factors — Risks Related to Doing Business in China — Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.” A decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our common stock.

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3      Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T   Control and Procedures
(a)
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009,  that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1      Legal Proceedings

None.

Item1A    Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the fiscal year 2008. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s Form 10-K for the fiscal year 2008.

Risks Related to Our Business

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil and heavy oil business segment. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil and heavy oil products business segment, which accounted for 95.2%, 66.3% and 66.6% of our total sales in the years ended December 31, 2007 and 2008 and in the six months ended June 30, 2009, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

We face substantial competition in our wholesale distribution of finished oil and heavy oil business segment.

We are one of the only four non-state-owned enterprises that are licensed to distribute both finished oil and heavy oil products in Shaanxi Province. Although barriers to entry in our industry are high due to stringent licensing requirements and the need for significant storage capacity for products, we face competition from companies located in other provinces and within Shaanxi Province that also engage in the wholesale distribution of finished and heavy oils. Such companies may have greater financial resources, sales resources, storage capacity and transportation capability than we do, and may have exclusive supply and purchase arrangements with suppliers as a result of long-term relationships.

Our competitors include China Petroleum and Chemical Corporation, or SINOPEC, and PetroChina Co., Ltd., or PetroChina, both of which have greater resources, brand recognition and access to more extensive distribution channels than we do.

In addition, we estimate that we have approximately ten major non-state-owned competitors in Shaanxi Province that also distribute finished oil and heavy oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., Shaanxi Dayun Petrochemical Material Co., Ltd., and Baoji Huahai Industry Corp.

An increase in competition arising from an increase in the number or size of competitors in the wholesale distribution of finished oil and heavy oil may result in price reductions, reduced gross profit margins, loss of our market share and departure of key management personnel, any of which could adversely affect our financial condition and profitability.

Our biodiesel products face substantial competition. Other companies may discover, develop, acquire or commercialize products earlier or more successfully than we do.

Existing and future domestic competitors in the biodiesel industry, who may have a greater presence in other regions through government support, may be able to secure a significant market share in regions where we currently do not have operations. In addition, our potential competitors might be able to secure raw materials at lower costs than we can and could therefore threaten our competitive position, which could significantly impact our profitability and future prospects. Our domestic competitors include Gushan Environment Energy Ltd., China Biodiesel International Holdings Co., Ltd., China Clean Energy Inc., East River Energy Resources and Science Technology (Zhejiang) Ltd., SINOPEC, China National Offshore Oil Corporation, or CNOOC, and PetroChina, most of which have greater resources, brand recognition and access to more extensive distribution channels than we do.

We also face potential competition from foreign producers of biodiesel, which may have greater financial research and development resources than we do. Biodiesel is a relatively new product that was initially introduced outside the PRC, and the technology for producing biodiesel may be more advanced in countries other than the PRC. If foreign competitors, or domestic competitors relying on alliances with or support from foreign producers, enter the PRC biodiesel market, they may develop biodiesel that is more economically viable, which would adversely affect our ability to compete and our results of operations.

In addition, new technologies may be developed or implemented for alternative energy sources and products that use such energy sources. Advances in the development of fuels other than biodiesel or diesel, or the development of products that use energy sources other than diesel, such as gasoline hybrid vehicles and plug-in electric vehicles, could significantly reduce demand for biodiesel and thus affect our sales. Biodiesel also faces competition from fuel additives that help diesel burn cleaner and therefore reduce the comparative environmental benefits of biodiesel in relation to diesel. Other clean energy sources such as ethanol, liquefied petroleum gas, hydrogen and electricity from clean sources may be more cost-effective to produce, store, distribute or use, more environmentally friendly, or otherwise more successfully developed for commercial production in the PRC than our products. These other energy sources may also receive greater government support than our products in the form of subsidies, incentives or minimum use requirements. As a result, demand for our products may decline, our business model may no longer be viable, and our results of operations and financial condition may be materially and adversely affected.

Any increase in competition arising from an increase in the number or size of competitors or from competing technologies or other clean energy sources may result in price reductions, reduced gross profit margins, loss of our market share and departure of key management, any of which could adversely affect our financial condition and profitability.

The distribution of finished oil is primarily dependent on the sufficiency of necessary infrastructure and access to means of transport, including rail transportation, which may not be available on a cost-effective basis, if at all.

Our wholesale distribution of finished oil and heavy oil business segment depends heavily on the availability of infrastructure and means of transportation, including but not limited to adequate highway or rail capacity, including sufficient numbers of dedicated tanker trucks or cars and sufficient storage facilities.

In connection with entering into oil storage services agreements through which we use two state-owned oil depots, we currently benefit from convenient railway freight access located near such depots, which enables us to reach certain parts of China, including Sichuan, Yunnan and Guizhou Provinces, to which other distribution companies in Shaanxi Province currently do not have easy access. There can be no assurance that the PRC government will continue to allow us to utilize this railway.

Our gross margins in our wholesale distribution of finished oil and heavy oil products and in our operation of retail gas station segments are principally dependent on the spread between the average purchase price and the average selling price. If the average purchase price increases and the average selling price of our products does not similarly increase or if the average selling price of our products decreases and the average purchase price does not similarly decrease, our margins will decrease and results of operations will be harmed.

Our gross margins in the wholesale distribution of finished oil and heavy oil products and in the operation of retail gas stations depend principally on the spread between the average purchase price and the average selling price we are able to realize for our products. The spread between the average purchase price for petroleum and the average selling price of our products has been relatively stable since 2007. Prices for petroleum in the PRC are primarily influenced by the guidance prices set by the National Development and Reform Commission, or the NDRC, and supply and demand for petroleum-based fuel, rather than production costs. Any decrease in the spread between the average purchase price and the prices we are able to realize for our products, whether as a result of an increase in purchase prices or policy determinations by the NDRC, would adversely affect our financial performance and cash flows.

Our gross margin in our production and sale of biodiesel segment is principally dependent on the spread between feedstock prices and biodiesel prices. If the unit cost of feedstock increases and the average selling price of biodiesel does not similarly increase or if the average selling price of biodiesel decreases and the unit cost of feedstock does not similarly decrease, our margin will decrease and results of operations will be harmed.

Our gross margin in the production and sale of biodiesel segment depends principally on the spread between feedstock and biodiesel prices. The spread between biodiesel prices and feedstock prices has narrowed significantly since September 2008. Prices for vegetable oil residue, waste cooking oil and non-edible oil seeds, which have historically been our principal feedstocks and comprised approximately 88.3% of total cost of goods sold of our production and sale of biodiesel segment during the year ended December 31, 2008, do not necessarily have a direct price relationship to the price of biodiesel in a particular period. Prices for non-edible oil seeds, vegetable oil residue and waste cooking oil are principally influenced by general inflation, market and regulatory factors. Biodiesel prices, however, are primarily influenced by the guidance prices set by the NDRC and supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between production costs and product prices means that we may be unable to pass increased feedstock costs on to our customers. In the last two years, the prices of vegetable oil residue, waste cooking oil and non-edible oil seeds have fluctuated substantially due to increased demand in China resulting from its rapid economic development. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial condition and results of operations.

Our biodiesel business depends on the sufficiency of necessary infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by the failure to develop infrastructure or disruptions to that infrastructure.

Substantial development of infrastructure will depend upon persons and entities outside of our control, and the control of others in the biodiesel industry, generally. Areas requiring expansion include, but are not limited to:

•	adequate highway or rail capacity, including sufficient numbers of dedicated tanker trucks or cars;

•	sufficient storage facilities for feedstock and biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets; and

•	expansion of independent filling stations.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our biodiesel products, impede our delivery of biodiesel products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Our business will suffer if we cannot obtain, maintain or renew necessary permits or licenses.

All PRC enterprises in the finished oil and biodiesel industries are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, an Approval Certificate for Wholesale Distribution of Finished Oil, a Dangerous Chemical Distribution License and a Safe Production Permit. We have obtained permits and licenses required for the distribution of finished oil. In addition, in connection with the construction of our new biodiesel factory, which was completed in October 2007, we obtained an environmental impact assessment report in January 2008. However, certain other necessary permits relating to our biodiesel factory are outstanding. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses, permits and approvals, may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

Our legal right to lease certain properties or accept oil storage services from third parties could be challenged by property owners, regulatory authorities or other third parties, which could prevent us from continuing to utilize our oil storage depots, biodiesel production facility and retail gas stations, which are located on such leased properties, or could increase the costs associated with utilizing those facilities.

Although all land in the PRC is owned by the government or by collectives, private individuals and businesses are permitted to use, lease and develop land for a specified term without owning the land, the duration of which depends on the purpose of land use. These rights to use land are termed land use rights. We do not hold any land use rights with respect to our biodiesel production facility, oil storage depots or retail gas stations. Instead, our business model relies on leases with third parties who either own the properties or lease the properties from the ultimate property owner and, with respect to two of the oil storage depots that we use, we rely on the oil storage service agreements with two state-owned entities. There may be challenges to the title of the properties and the rights to provide oil storage services which, if successful, could impair the development or operations of our oil storage depots, biodiesel production facility and retail gas stations on such properties. In addition, we are subject to the risk of potential disputes with property owners. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

In most instances, our immediate lessors do not possess the ultimate land use rights or proper property use rights, or have not obtained consents or approvals from the holders of the land use rights or relevant regulatory authorities to sublease the land or storage space to us. A lessor’s failure to duly obtain the title to the property or to receive any necessary approvals from the ultimate holders of the land use rights, the primary lease holder or relevant regulatory authorities, as applicable, could potentially result in the invalidation of our lease, the renegotiation of such lease leading to less favorable terms or, in serious cases, require us to vacate the properties that we occupy or pay a fine. With regard to the two state-owned depots that provide storage services to us, their failure to obtain necessary approvals or to fulfill their obligations of filing or registering with relevant regulatory authorities of such storage services under PRC laws and regulations could invalidate such storage service agreements and we may have to stop using such storage services. The building ownership or leasehold in connection with our oil storage depots, biodiesel production facility and gas retail operations could be subject to similar challenges.

In addition, three of our gas stations and our three oil extracting plants are located on pieces of land which are not permitted to be used for any non-agricultural purposes. We have not been informed by any regulatory authority that we shall cease to use such land. However, we cannot assure you that we will be able to continue to use such land in the future. If we are required to vacate from such land by any regulatory authorities, our business and results of operations may be adversely affected.

The failure of our lessors to transfer gas station operating permits to us may materially affect our ability to conduct retail gas business.

Under PRC law, the operation of gas stations requires various permits. In this regard, we conduct our retail gas station business by leasing seven gas stations from third parties who have obtained the requisite permits. To date, we have obtained all of the necessary operating permits for six gas stations. The operating permits for the remaining retail gas station are still in the process of being transferred subject to the approval of relevant regulatory authorities. While the lease agreement requires the lessor to transfer its operating permits to us, we cannot guarantee that such permits will be transferred to us in a timely manner. If the lessor fails to transfer any of the necessary operating permits, we may not be able to conduct business at such retail gas station, and may be subject to warning, suspension of business, a fine of up to three times the illegal gains, or a fine of up to RMB 30,000.

Our lessors’ failure to comply with lease registration and other compliance requirements under PRC law may subject these lessors or us to fines or other penalties that may negatively affect our ability to utilize our oil storage depots, our biodiesel production facility or our retail gas stations.

We are subject to a number of land and property-related legal requirements. For instance, under PRC law, all lease agreements are required to be registered with the local housing bureau. Currently, none of the owners of the oil storage depots, biodiesel production facility and retail gas stations we operate and manage has obtained registrations or approval of their leases from the relevant regulatory authorities as required although we continue to request that they obtain such registrations or approvals. The failure of our lessors to register these leases and agreements as required by law or to have the leases approved may subject these lessors or us to fines, result in our being required to vacate the properties or other penalties which may negatively affect our ability to operate or use the biodiesel production facility, the oil storage depots and retail gas stations covered under those leases.

Risks Related to Our Corporate Structure

Our contractual arrangements with Xi’an Baorun Industrial may be subject to scrutiny by the PRC tax authorities and we could be required to pay additional taxes, which could substantially reduce our consolidated net income and the value of your investment.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contractual arrangements with Xi’an Baorun Industrial were not priced at arm’s length for purposes of determining tax liabilities. If the PRC tax authorities determine that these contracts were not entered into on an arm’s-length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of deductions recorded by Xi’an Baorun Industrial, which could adversely affect us by increasing the tax liabilities of Xi’an Baorun Industrial. This increased tax liability could further result in late payment fees and other penalties to Xi’an Baorun Industrial for underpaid taxes. Any payments we make under these arrangements or adjustments in payments under these arrangements that we may decide to make in the future will be subject to the same risk. Prices for such services will be set prospectively and therefore we do not know whether any of the payments to be made under the contracts will or will not be considered at arm’s length for purposes of determining tax liabilities.

Risks Related to Doing Business in China

There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders.

The EIT Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria, which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise that is controlled domestically will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC. If the PRC tax authorities determine that we are a “tax-resident enterprise,” we may be subject to enterprise income tax at a rate of 25.0% on our worldwide income. This may have an impact on our effective tax rate, and may result in a material adverse effect on our net income and results of operations. In addition, dividends paid by us to our non-PRC corporate stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC corporate stockholders.

In addition, under the EIT Law and the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement, which became effective on January 1, 2007, if both we and our Hong Kong subsidiary, Baorun Group, are considered as “non-tax-resident enterprises,” dividends from our PRC subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 5.0%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the application of the withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Our business benefits from certain government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results by significantly increasing our tax expenses.

A number of PRC government initiatives promote the adoption of clean energy sources, such as biodiesel. For example, pursuant to the Renewable Energy Medium and Long-Term Development Plan issued by the NDRC in September 2007, the PRC targets to increase its consumption of energy from renewable sources to 15.0% of total energy consumption in the PRC by 2020. The plan also includes the promotion of renewable energy sources. Under the plan, the PRC aims to increase its annual consumption of biofuel, with the consumption of biodiesel targeted at two million tons per year by 2020. According to the Renewable Energy Law of the PRC, local governments are required to prepare a renewable energy development plan and provide financial support to renewable energy projects in rural areas. Further, the government may grant businesses engaged in biodiesel production certain benefits and incentives, while petroleum marketing enterprises are required to include biodiesel products that comply with the state standard with respect to fuel sales. These government initiatives could be modified or eliminated altogether. Such a change in policy could adversely affect the growth of the biodiesel market and cause our revenues to decline. Changes to or elimination of initiatives designed to increase general acceptance of clean energy sources could result in decreased demand for our products and have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we cannot assure you that demand for our products will increase or that we will otherwise benefit from such regulations. For example, the PRC Ministry of Finance has issued the Temporary Regulation on the Management of Special Funds for the Development of Renewable Resources. Pursuant to this regulation, special funds will be provided to companies for the development of renewable resources, including petroleum substitutes. These funds may be used to promote advancement in the development of energy sources that compete with biodiesel, which may in turn reduce demand for biodiesel.

If environmental regulations are relaxed in the future, or if the enforcement of environmental regulations is not sufficiently rigorous, we may not be able to compete effectively against other manufacturers of energy products, including traditional and other clean energy source products. For example, under the Rules on the Management of Waste Oil for Food Producers, food producers must properly dispose of waste cooking oil or sell waste cooking oil to waste cooking oil processing entities or waste collection entities rather than discharging waste cooking oil into the environment or reusing it for human consumption. However, in practice, these rules may not be strictly enforced and waste oil may be disposed of through illegal means by some food producers, which would reduce the supply of waste cooking oil available for our production. Our business prospects and results of operations may be adversely affected as a result of any of the foregoing factors.

Our business benefits from preferential tax treatment and changes to this treatment could adversely affect our operating results.

Prior to the effectiveness of the EIT Law, the rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. However, pursuant to the EIT Law, a uniform enterprise income tax of 25.0% is generally applied to all “tax-resident enterprises” under the EIT Law as to their global income, and “High and New Technology Enterprises” enjoy a preferential tax rate of 15.0%. Two notices issued by the local State Taxation Bureau stipulate that Xi’an Baorun Industrial is to enjoy an enterprise tax exemption for the years from 2004 to the end of 2010. In this connection, the EIT Law provides that enterprises enjoying a fixed-term tax exemption or tax reduction shall, in accordance with the provisions of the State Council, continue to enjoy such exemption or reduction after the implementation hereof until the expiration of the term of such exemption or reduction.

The EIT Law further provides grandfather treatment for enterprises which were qualified as “High and New Technology Enterprises” under the previous income tax laws and were established before March 16, 2007, provided that they continue to meet the criteria for New Technology Enterprises after January 1, 2008. The grandfather provision allows these enterprises to continue to enjoy the tax holidays provided by the previous income tax laws and regulations. Xi’an Baorun Industrial was qualified as a High and New Technology Enterprise in 2009 and thus, subject to the approval by competent authorities, will be subject to a 15.0% tax rate starting from 2011 in accordance with the EIT Law and other relevant regulations.

Given the short history of the EIT Law, uncertainties remain with respect to its future interpretation and implementation. We cannot guarantee that the preferential tax treatment granted to Xi’an Baorun Industrial will not be challenged and repealed by higher level tax authorities, or that any future implementation rules will be issued that are inconsistent with the current interpretation of the EIT Law. If our operating entities are unable to qualify for income tax holidays, our effective income tax rate will increase significantly and we may have to pay additional income taxes to make up for amounts previously unpaid. This could have a material adverse effect on our operations.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC residents limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise adversely affect us.

The SAFE issued a public notice in October 2005, requiring PRC residents to register with the local SAFE branch before establishing or acquiring the control of any company outside of China for the purpose of financing that offshore company with assets or equity interest in a PRC company. Anytime such special purpose vehicles, or SPVs, have a major capital change event (including overseas equity or convertible bonds financing), all PRC resident stockholders must conduct a registration relating to the change within 30 days of occurrence of the event. On May 29, 2007, the SAFE issued an additional notice, clarifying some outstanding issues and providing standard operating procedures for implementing the prior notice. According to the new notice, the SAFE set up seven schedules that track registration requirements for offshore fundraising and roundtrip investments.

In March 2008, Xincheng Gao, who indirectly controls our company, registered with the SAFE’s Shaanxi Branch. We understand that he plans to update his registration to reflect the latest capital changes to each of our SPVs. However, we cannot guarantee that the SAFE will issue the updated registration certificate in a timely manner.

Further, pursuant to the above notices, if our PRC resident stockholders or beneficial owners such as Mr. Xincheng Gao fail to adhere to any of the registration requirements, or if they make any false representations to obtain the registration for roundtrip investments in onshore entities or the SPVs, they may face fines and other legal sanctions. In addition, such actions may also impede our ability to contribute additional capital or extend loans to our PRC subsidiaries, impede our PRC subsidiaries’ ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Risks Related Our Common Stock

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. PRC capital and currency regulations may also limit our ability to pay dividends. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Mr. Xincheng Gao, our chairman, chief executive officer and president, through Redsky Group, which he controls, currently beneficially owns approximately 79.7% of our issued and outstanding common stock as of August 31, 2009. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Gao or Redsky Group, we could be prevented from entering into transactions that could be beneficial to us. Mr. Gao or Redsky Group may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3      Defaults Upon Senior Securities

None.

Item 4      Submission of Matters to a Vote of Security Holders

On July 30, 2009, Redsky Group Limited, the holder of 22,454,545 shares of our issued and outstanding common stock, or 81.59% of the 27,519,091 issued and outstanding shares of common stock on that date, authorized, by written consent, an amendment to our certificate of incorporation to effect the change of our name from China Bio Energy Holding Group Co., Ltd. to “China Integrated Energy, Inc.”   On September 17, 2009, the Company filed the amendment to the certificate of incorporation with the Secretary of State of the State of Delaware, effecting the name change on September 18, 2009.

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

China Integrated Energy, Inc.

Dated: November 16, 2009	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President