Form 10-K
period 2009-12-31
China Integrated Energy, Inc.
filed 2010-03-31
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Integrated Energy, Inc.

( Exact Name of Registrant as Specified in its Charter)

Delaware	65-0854589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor Hi-Tech Development District Xi’an, Shaanxi Province, People’s Republic of China	710043
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-29-8268-3920

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☒

The aggregate market value of 2,291,477 shares held by non-affiliates of the issuer, based on the last sale price $5.31 of the common stock, as reported on the Over the Counter Bulletin Board on June 30, 2009, was $12,167,743.

As of March 22, 2010, there were 33,269,091 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

  NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

PART I

Item 1.	Business.

Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, the wholesale distribution of finished oil and heavy oil products, the production and sale of biodiesel and the operation of retail gas stations. Our primary business segment is the wholesale distribution of finished oil and heavy oil products. We sell primarily gasoline, diesel and heavy oil in 14 provinces and municipalities through seven sales offices located in various regions of China. We also use four oil storage depots located in Shaanxi Province. Of the four oil storage depots, we own one, lease one and have the rights to use two of the depots through oil storage service agreements with the state-owned entities that own such depots. We also have access to a 2.65-kilometer railway line at our oil storage depot located in Tongchuan City, Shaanxi Province, which connects to the main railway. We are one of only four non-state-owned distributors in Shaanxi Province that are licensed to sell both finished oil and heavy oil products, and are a leading non-state-owned distributor in Shaanxi Province distributing all grades of gasoline, diesel and heavy oil. We currently enjoy convenient railway freight access enabling us to reach Sichuan, Guizhou and Yunnan Provinces. We distributed 158,100 tons and 279,000 tons of finished oil and heavy oil products in 2008 and 2009, respectively. As a high volume distributor, we experience high inventory turnover with minimum inventory exposure, and have therefore been able to maintain a stable margin in our distribution business despite the volatility of global oil prices. We plan to grow our wholesale distribution of finished oil and heavy oil business by increasing our coverage area and further penetrating our existing customers and territories.

We operate a 100,000-ton biodiesel production plant located in Tongchuan City, Shaanxi Province. We believe that we are one of the largest biodiesel producers in China measured by production capacity as of the end of 2009, and the only non-state-owned integrated biodiesel producer with a distribution license. We leverage our wholesale distribution channels to sell our biodiesel to our existing customers and to acquire new customers. We have been awarded three patents relating to the use of multiple feedstock interchangeably in biodiesel production. Our biodiesel feedstock includes non-edible seed oil, waste cooking oil and vegetable oil residue, most of which have limited alternative uses. Therefore, our biodiesel production is environmentally friendly and does not require valuable farmland to grow its feedstock. Our biodiesel can be blended with regular petro-diesel and used by existing diesel engines with no change in engine performance. We plan to increase our biodiesel production capacity by 50,000 tons in the next 12 months through construction of a new facility. We anticipate to complete construction of the new facility by the third quarter of 2010. As a result of the government’s support of bioenergy initiatives, we enjoy various tax incentives.

We also operate twelve retail gas stations located in Xi’an City and other areas in Shaanxi Province, for which we have entered into long-term leases. The average annual sales volume of each gas station is approximately 8,000 tons, equivalent to 2.7 million gallons. With our distribution license and stable finished oil supply, we generate more stable and higher margins from our retail gas stations than from our wholesale distribution of finished oil and heavy oil business, since we sell directly to retail end customers. We plan to continue to expand our portfolio of retail gas stations through leasing or acquisitions. We are continuously looking for high-traffic locations within and outside of Xi’an City to add to our retail gas station portfolio.

We have experienced substantial growth in recent years. Our sales increased to $289.6 million for year ended December 31, 2009 from $216.5 million in the same period of 2008, representing an increase of 33.8%. Our net income increased to $37.9 million for the year ended December 31, 2009 from $18.7 million in the same period of 2008, representing an increase of 102.7%.

Our Strengths

The following competitive strengths have been the foundation of our strong performance, and we expect that they will facilitate our future growth:

Vertically integrated business model

We are a leading non-state-owned integrated energy company in China. In 2009, we distributed 279,000 tons of finished oil and heavy oil products, which made us a leading wholesale distributor of finished oil and heavy oil products in Shaanxi Province. We have significant biodiesel production capacity and are the only non-state-owned integrated biodiesel producer with a distribution license in China. We began our retail gas station operations in early 2008 and now operate twelve retail gas stations.

We believe our vertically integrated business model has the following benefits:

•	Our existing wholesale and retail distribution channels facilitate sale of our biodiesel without sacrificing margin to third-party distributors;

•	We have a stable source of supply at lower cost for the production of biodiesel, better profitability, and enhanced control of our supply chain; and

•	Blending biodiesel with petro-diesel gives us pricing flexibility and a competitive advantage to gain market share from traditional distributors.

Secured access to abundant, diversified, and low-cost raw materials for biodiesel production

We have access to a stable and diversified source of biodiesel raw materials. In addition to non-edible seed oil, we also use waste cooking oil and vegetable oil residue as raw material for biodiesel production. We were awarded three patents for biodiesel production processes that enable us to use multiple sources of raw materials interchangeably. We have submitted eight additional patent applications, of which six have passed the preliminary examination and the other two have been accepted for review. We maintain a flexible procurement model in which we adjust the relative quantities of each type of raw material we purchase, depending on their respective purchase prices, to minimize our raw material costs. In 2009, non-edible seed oil, vegetable oil residue and waste cooking oil accounted for approximately 40%, 43% and 17% of our raw material costs relating to our biodiesel production, respectively.

We are strategically located in Shaanxi Province in the northwestern region of China, where the mountainous terrain and abundant sunlight are especially suitable for planting non-edible oil plants such as Chinese prickly ash, cornel and Chinese pistache. Shaanxi Province has one of the largest areas of cultivation of Chinese prickly ash in China. The local farmers in Shaanxi have planted 3.6 million mu, equivalent to 240,000 acres, of Chinese prickly ash and other non-edible oil plants which represents enough raw materials to produce over 430,000 tons of biodiesel. We have signed raw material purchasing contracts with local agriculture associations that organize local farmers to harvest and deliver the non-edible seed oil to us. The purchasing contracts obligate most of the associations to first offer to sell the feedstock to us. The Shaanxi Provincial Government plans to permit additional forestlands to be used solely for the planting of non-edible oil plants. We currently have secured access to non-edible seed oil for production of approximately 40,000 tons of biodiesel. We believe the abundant supply of feedstock currently available, in addition to the non-edible oil plants the government plans to permit farmers to cultivate, is sufficient for our current needs and will be sufficient for our increasing demands for raw materials after we increase our production capacity as planned.

We also have secured access to vegetable oil residue and waste cooking oil for production of approximately 60,000 tons of biodiesel through annual contracts with vegetable oil factories and waste cooking oil collecting centers.

We believe our biodiesel feedstock suppliers have a strong incentive to sell their products to us at competitive prices given that:

•	There are very few alternative uses of non-edible oil seeds, vegetable oil residue and waste cooking oil;

•	We are the only non-state-owned biodiesel producer with commercial scale in northwestern China; and

•	We provide our suppliers with a legitimate means to dispose of waste cooking oil and vegetable oil residue.

Established relationships with our suppliers and customers

We have been operating in the wholesale distribution of finished oil and heavy oil business since 1999 and have established strong relationships with our suppliers and customers. We believe that we have been one of the leading non-state-owned distributors of finished oil and heavy oil in Shaanxi Province. Our largest supplier, Shaanxi Yanchang Group, is the fourth largest oil company in China with over 10 million tons of refinery capacity. We have a long-standing relationship with Shaanxi Yanchang Group, which includes establishing supply and purchasing stations with three oil refineries owned by Shaanxi Yanchang Group in Shaanxi Province.

We focus on customer satisfaction and believe that we have consistently delivered high quality products and services to our customers. We believe we have established our reputation among our customers and are able to maintain long-term relationships with our customers, as evidenced by our customer retention rate and the increasing number of new customers. The total number of customers in our wholesale distribution of finished oil and heavy oil business segment has grown from 936 in 2008 to 1,180 in 2009.  Our sales volume has also increased significantly over the past three years.

We believe that both our suppliers and customers prefer to work with us for the following reasons:

•	We are an established player with a large-scale operation and stable supply;

•	We have a strong financial position and provide flexibility in payment terms; and

•	We have a professional purchase and sales team, which are responsive to suppliers’ and customers’ needs.

Early mover advantages

We were one of the first non-state-owned enterprises to engage in the wholesale distribution of finished oil and heavy oil products in Shaanxi Province. During the past 10 years, we have gradually built up our operational infrastructure, including extensive distribution channels, four oil storage depots, and convenient access to strategic railway lines. We have also obtained relevant licenses to conduct our wholesale distribution business, which has become increasingly more difficult for new entrants in our industry to obtain.

We believe that being an early mover in this industry has provided us the following advantages:

•	Sales network. We have sales offices in seven locations with 36 full-time salespersons covering 14 provinces and municipalities in China.

•
Storage capability.  We currently use four oil storage depots with total capacity of 59,000 m [3] . We own one of the oil storage depots, lease one oil storage depot and have the rights to use two oil storage depots through oil storage service agreements.

•
Access to railway lines.  We benefit from convenient access to railway lines that we use to transport and distribute our oil products from Shaanxi Province to Yunnan Province, Guizhou Province and Sichuan Province. We believe that we are currently the only enterprise in Shaanxi Province that has such a capability.

•
Wholesale distribution license.   In June 2000, we were granted a wholesale distribution license to distribute finished oil products by the State Economic and Trade Commission. We are now one of the only four non-state-owned distributors that are licensed to distribute both finished oil and heavy oil products in Shaanxi Province.

We believe that our wholesale distribution license and the operational infrastructure we have built help us to compete effectively and also form a barrier for any prospective new entrants into our industry.

Experienced management team with proven track record

We have an experienced management team led by Mr. Xincheng Gao, our chairman, chief executive officer and president. Mr. Gao has extensive experience in the research and marketing of oil products. In 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to process and distribute finished oil and heavy oil products. Prior to founding Xi’an Baorun Industrial, Mr. Gao worked in the Oil and Chemicals Department of Shaanxi Province and Zhongtian Oil and Chemical Group, responsible for research and development and marketing. With Mr. Gao’s vision and leadership, we have grown from a traditional distributor of finished and heavy oil products to a leading non-state-owned integrated energy company. Our sales have grown from $216.5 million in 2008 to $289.6 million in 2009, while net income has grown from $28.6 million (excluding $9.8 million of non-cash share based compensation expenses)  to $37.9 million over the same period.

Most of the members of our senior management team have worked together since 2005 and have an average of 10 years of experience in the oil business. We believe our management team’s in-depth market knowledge and strong track record in the oil market in China will enable us to take advantage of the anticipated growth in demand in the energy market.

Our Growth Strategies

Our key growth strategies include the following:

Continue to increase our biodiesel production capacity and improve control of the raw material supply

We plan to increase our biodiesel production capacity by 50,000 tons before the end of 2010 through construction of a new facility to supplement the demand for petro-diesel. We have begun construction to increase capacity in the fourth quarter of 2009.  We anticipate $15 million in capital expenditures to accomplish this goal.   We expect to benefit from the continued growth in overall energy consumption in China. We believe that we are one of the largest biodiesel producers in China based on production capacity at the end of 2009 and the only non-state-owned biodiesel producer with a distribution license. We continue to position ourselves as a leader in terms of capability, capacity and technology in this young biodiesel industry. Although we have secured abundant feedstock supply to support our current biodiesel production, we will continue to work with provincial and local agriculture administrations and environmental protection agencies for better cooperation and support for priority purchase of agricultural feedstock, waste cooking oil, and vegetable oil residue. We also will continue to work with leading universities and research institutes to develop alternative sources of feedstock to strengthen our supply chain and cost flexibility for biodiesel raw materials.

Strengthen our relationship with key suppliers for finished oil and heavy oil and diversify our supply base

Stability of supply chain is one of the critical elements of a successful wholesale distributor of finished oil and heavy oil. We have had a long-term strong working relationship with Shaanxi Yanchang Group, our largest finished oil and heavy oil products supplier. We will also continue to maintain good relationships with other oil suppliers to ensure favorable pricing terms and a stable supply of oil products. In addition, we are also focused on exploring opportunities with new suppliers with significant oil resources and better pricing in different regions to diversify our supply chain and enhance our sales margin. We have found new vendors in Shandong and Xinjian Provinces to support our customers in those regions.

Expand our wholesale and retail distribution network through both organic growth and potential acquisitions

With stable and abundant oil supply, we will continue to expand our wholesale distribution of finished oil and heavy oil products by increasing the number of our regional sales offices and sales staff in various territories to develop new markets and a wider customer base. We will also continue penetrating existing territories to develop new customers and meet increased demand from our existing customers as their businesses grow. We will continue scouting high traffic locations to expand our portfolio of retail gas stations to create additional sales and higher profitability for our overall distribution channels. We foresee industry consolidation and believe that we are well-positioned to benefit from such market trends. We are in the position to acquire distressed competitors with working capital difficulties, if and when opportunities are presented.

Continue application process to obtain oil import/export license

In 2008, we submitted an application for an oil import/export license. The approval process for this license is lengthy. We will continue working with the governmental agencies to obtain the license to broaden our business scope.

Enhance R&D efforts to improve biodiesel production technology and efficiency

We will continue investing resources and working closely with leading universities and research and development institutes that specialize in agricultural research to develop new technologies for more efficient and cost-effective biodiesel production. We will also continue to search for alternative feedstock to enhance the availability of raw materials and reduce costs of feedstock for biodiesel production.

Material Risks

We believe the following are the major risks that may materially affect us:

•
We rely on a limited number of third party suppliers for our supply of finished oil and heavy oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

•
We are highly dependent on the revenue contribution from our wholesale distribution of finished oil and heavy oil business segment. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

•
Our ability to operate at a profit is partially dependent on market prices for petroleum and biodiesel fuels, which are subject to government control in the PRC. If petroleum and biodiesel prices drop significantly, we may be unable to maintain our current profitability.

•
In the past we have derived a significant portion of our sales from a few large customers. If we were to lose any of such customers, our business, operating results and financial condition could be materially and adversely affected.

•
Our legal right to lease certain properties or accept storage services from third parties could be challenged by property owners, regulatory authorities or other third parties, which could prevent us from continuing to utilize our oil storage depots, biodiesel production facility and retail gas stations, which are located on such leased properties, or could increase the costs associated with utilizing those facilities.

•
The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

•
The distribution of finished oil is primarily dependent on the sufficiency of necessary infrastructure and access to means of transport, including rail transportation, which may not be available on a cost-effective basis, if at all.

For a more detailed discussion of these and other risks that we face, please see “Risk Factors” on page 20 and other information included in this Annual Report.

Business Segments

Wholesale Distribution of Finished Oil and Heavy Oil Products

Oil supply

We sell on a wholesale basis a variety of oil products including gasoline, diesel, heavy oil and naphtha. Gasoline and diesel represent the majority of oil products consumed in China. Automobiles are the most important driver of gasoline consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as fuel for ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Wholesale distribution of finished oil and heavy oil products accounted for approximately 67.6% of our total sales in 2009 and approximately 66.3% of our total sales in 2008

Based on volume, we purchased approximately 65.5% of our gasoline and diesel oil products from our top five suppliers in 2009. During 2009, based on cost, we purchased approximately 30.8% (compared to 52.0% in 2008) of our gasoline and diesel oil products from Shaanxi Yanchang Group, with whom we have had a strong relationship since establishing Xi’an Baorun Industrial, which included establishing supply and purchasing stations with three oil refineries that are owned by Shaanxi Yanchang Group in Shaanxi Province. While we depend on Shaanxi Yanchang Group for the majority of our gasoline and oil supply needs, we are actively seeking other sources of oil supply and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.

Storage

We use four oil storage depots, which in the aggregate have the capacity to store approximately 59,000 m 3 of oil products. We constructed one oil storage depot located within our biodiesel production facility in Tongchuan City, Shaanxi Province, lease one oil storage depot and have the rights to use two state-owned oil storage depots through oil storage service agreements. The terms of the lease agreement and the oil storage service agrements range from two years to eight years and these agreements are renewable. Average annual rental and service expense of each oil storage depot is approximately RMB 0.7 million ($0.1 million). Two of the state-owned depots are located on railways that provide us convenient access for distributing our products. We also have access to a 2.65-kilometer railway track connecting the oil storage depots located within our biodiesel production facility to the main railway in Tongchuan City, Shaanxi Province.

Sales and Marketing

We developed a stable sales network for our products in 14 provinces, including Shaanxi, Henan, Hebei, Shandong, Shanxi, Hunan, Hubei, Jiangxi, Guizhou, Yunnan, Fujian and Xinjiang; and two municipalities, Beijing and Shanghai. We now employ 36 full-time salespersons in sales offices located in Chengdu City, Yingbuo City in Shandong Province and the cities of Yanglian, Lingtong, Shangqiao, Chengxiang, and Yongpin in Shaanxi Province. As our business expands, we intend to further expand our sales network and develop more sales channels. For our wholesale distribution of finished oil and heavy oil business segment, we plan to increase our distribution to an additional two provinces in the next 18 months, adding additional salespersons and establishing more regional sales offices. We plan to increase our sales volume through increasing our distribution footprint and further penetrating existing customers and business territories.

Customers

We currently sell our finished oil and heavy oil products to regional distributors in China that supply to retail service stations and directly to end users through our retail gas stations. We have adopted different terms for payment based upon the financial strength of the customer. For example, we have entered into agreements with PetroChina, SINOPEC, and other state-owned enterprises whereby we deliver products to agreed-upon locations and these customers agree to pay us after delivery. However, we require partial pre-payment in advance and cash on delivery from our customers that operate distributorships or own and operate private gas stations. These customers typically pay 10% to 15% of the total purchase price of the products to be delivered in advance, and when delivery takes place, they pay the remaining amounts owed. In 2008 and 2007, there was no customer that accounted for 10% or more of our sales. We did not experience any uncollectible accounts receivable or bad debt write-offs over the past three years.

For the year ended December 31, 2008 and 2009, our top five customers purchased approximately $49.3 million and $113.2 million of our products, representing approximately 22.8% and 39.1% of our sales during the period, respectively. China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd., our largest customer, accounted for approximately 26.6% of our sales in 2009.

Competition

We are one of the only four non-state-owned enterprises licensed to distribute both finished oil and heavy oil products in Shaanxi Province. Although barriers to entry in our industry are high due to stringent licensing requirements and the need for significant storage capacity for products, we face competition from companies located in other provinces and within Shaanxi Province that also engage in the wholesale distribution of finished and heavy oils. Such companies may have greater financial resources, sales resources, storage capacity and transportation capacity than we do, and may have exclusive supply and purchase arrangements with suppliers as a result of long-term relationships.

In addition to SINOPEC and PetroChina, we estimate that we have approximately ten major non-state-owned competitors in Shaanxi Province that also distribute finished oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., Shaanxi Dayun Petrochemical Material Co., Ltd. and Baoji Huahai Industry Corp.

We believe we have the following advantages over our competitors in this market:

•
Oil wholesale distribution license. In June 2000, we were granted a wholesale distribution license to distribute finished oil products by the State Economic and Trade Commission. We are now one of the only four non-state-owned distributors that are licensed to distribute both finished oil and heavy oil products in Shaanxi Province.

•
Supply advantage. Shaanxi Yanchang Group, one of the four largest qualified crude oil and gas exploration enterprises in China, is our largest oil supplier. In Shaanxi Province, we are one of the only few entities that have established supplying and purchasing stations with Shaanxi Yanchang Group.

•
Railway access. We benefit from convenient access to a railway line in Shaanxi Province to distribute our oil products. We believe we are currently the only enterprise in Shaanxi Province that has railway access to distribute oil products directly to Yunnan, Guizhou and Sichuan Provinces.

•
Storage capability. We have an aggregate oil depot storage capacity of 59,000 m [3] . Aside from the need for strong funding support, new entrants to this industry must also have significant storage capacity to be able to compete, which is a barrier to entry for new competitors.

Production and Sale of Biodiesel

Production

In 2006, we built a 10,000 square meter biodiesel production facility with annual design capacity of 100,000 tons. We commenced production at this facility in October 2007. The production of biodiesel is achieved through the effective performance of all equipment necessary for production. Initial production in 2008 required adjustments to equipment and a full debugging process. Our achievable utilization rate, after taking into account required periodic maintenance, is 90%. We plan to increase production capacity by 50,000 tons through construction of a new facility in the next 12 months. We anticipate to complete construction of the new biodiesel production facility by the third quarter of 2010.

Raw Material Supply

We have access to a range of biodiesel raw materials. Besides non-edible seed oil, we can also use waste cooking oil and vegetable oil residue as raw material for biodiesel production. We have signed raw material purchasing contracts with local associations such as Tongchuan City Chinese Prickly Ash Association, the Forestry Bureau of Yongshou County, the Forest and Fruits Production Managing Station of Danfeng County, the Forestry Bureau of Ningqiang County and the Forestry Bureau of Liuba County, some of which are governmental entities. These associations organize local farmers to plant and harvest oil plants. The purchasing contracts obligate most of the associations to first offer to sell the feedstock to us. If the supply of feedstock is greater than our demand, they can then sell any remaining feedstock to other companies.

Shaanxi Province is one of the largest cultivators of Chinese prickly ash, an oil plant, in China. Together, the local farmers in Shaanxi Province have planted approximately 2,560,000 mu (equivalent to 173,000 acres) of Chinese prickly ash, 850,000 mu (equivalent to 57,000 acres) of cornel and 150,000 mu (equivalent to 10,000 acres) of Chinese pistache. Even though we could satisfy all of our current feedstock demands solely with Chinese prickly ash, we diversify our feedstock supply with other oil plants, waste cooking oil and vegetable oil residue, because the costs of these raw materials are lower than Chinese prickly ash. There is also significant acreage of wild oil plants that grow throughout Shaanxi Province. However, because the feedstock available from the local associations currently satisfies our supply demands, we do not rely on any supplies of wild oil plants for our production needs. We believe that the abundant supply of feedstock currently available in Shaanxi Province is sufficient for our current needs and will be sufficient for our expanded demands for raw material once we expand our biodiesel production facility or acquire a new facility.

We have established cooperation relationships with two pre-processing factories for oil extraction from non-edible oil seeds or oil plant seeds.

Sales and Marketing

We continue to leverage our distribution infrastructure to sell our biodiesel to existing customers and to acquire new customers. The main advantages of biodiesel over petro-diesel are pricing, efficiency, safety (due to a higher flash point) and the fact that biodiesel is environmentally friendly. Our targeted markets are power plants, marine transportation companies, seaport operations and other industrial customers which consume large volumes of diesel fuel.

Customers

We primarily target oil product trading companies in China (i.e., sales subsidiaries of SINOPEC and PetroChina) and end users (i.e., gas stations, electric power companies and shipping companies) as our customers. Approximately 20% of the biodiesel we produce is blended with petro-diesel and sold to next tier oil distributors and gas stations. The remaining 80% is sold to power plants and marine transportation companies. We do not believe that our sales are affected by seasonality.

Competition

Currently, we are the only non-state owned biodiesel producer with a distribution license in China. We may face significant competition from current and future companies that intend to compete in the biodiesel market. In the area of biodiesel fuel production, we are not aware of the existence of any significant competitors in Shaanxi Province. However, we face competition from companies in other geographic areas in China and foreign competitors that export their biodiesel to China.

We believe that we have the following advantages over our competitors in this market:

•
Stable supply of feedstock.  We have a stable source of various types of feedstock for biodiesel production, such as Chinese pistache and Chinese prickly ash. Some local governments have agreed to first offer their feedstock to us. We have also entered into agreements with four Xi’an City EPA-designated waste cooking oil processing companies to secure needed waste cooking oil at favorable prices.

•
Production capacity.  We estimate that the production output of biodiesel in China will be approximately 800,000 tons in 2010. Gushan Environmental Energy and our company are currently the only two companies in China with annual production capacity of at least 100,000 tons. We plan to increase our biodiesel production capacity by 50,000 tons through construction of a new facility prior to the end of 2010.  To that end we began construction to increase capacity during the fourth quarter of 2009.

•
Stable distribution channels.  We have established sales networks and channels and strong industrial relationships with our customers. Under the Measures on the Administration of the Finished Oil Market , only companies that obtain a Finished Oil Wholesale Distribution License are permitted to distribute biodiesel on a wholesale basis. Because Xi’an Baorun Industrial has a Finished Oil Wholesale Distribution License, we are able to produce and distribute biodiesel on a wholesale basis while other biodiesel producers must rely on distributors that have obtained Finished Oil Wholesale Distribution Licenses to distribute their products. Since biodiesel and petro-diesel share the same market, we can distribute our biodiesel through our existing distribution channels to reduce costs.

Operation of Retail Gas Stations

We sell all grades of gasoline and diesel at our twelve retail gas stations. Our customers include automobile, bus and truck drivers. Our competitors are other privately owned and state-owned gas stations. Our advantages are that (i) as a well-established finished oil distributor, we have a stable and sufficient oil supply to support our retail gas station operations at a higher margin; (ii) we sell blended diesel with a blending ratio of 15.0% of biodiesel and 85.0% of petro-diesel to end customers at the same price as petro-diesel, which provides us with additional profitability from our retail gas station operations, and (iii) we maintain competitive pricing to attract customers. We will seek to continue to expand our retail gas station portfolio.

Other Business Information

Research and Development

•
On December 18, 2005, we entered into an agreement with Xi’an Petroleum University for the technology transfer of operating processes for blending finished oil products, related chemical formula and related composition. The contract is valid for ten years.

•
On February 20, 2006, we entered into an agreement with Xi’an Petroleum University for research and development of biodiesel production. We own the patent for any biodiesel production technology that results from this arrangement.

•
On September 4, 2006, we entered into an agreement with Beijing Qingda Kema Technology Co., Ltd. for research and development of biodiesel production processes, chemical composition of catalyst, and transfer of technical know-how to us.

•
On January 4, 2007, we entered into an agreement with Northwest A & F University for research and development and technical assistance for improvement of processing raw materials, including waste cooking oil, non-edible seed oil and cooking oil residue, for biodiesel production.

We own three utility model patents and have submitted eight other patent applications, of which six invention patent applications have passed preliminary examination and two utility model patent applications have been accepted for review. In practice, we propose the subject matter to be researched and pursuant to these agreements we entrust our research and development partners to perform the research and analysis and provide advanced technology services. We incurred approximately $55,000 and $38,000 in research and development expenditures for 2008 and 2009, respectively.

Intellectual Property

Our core technologies consist of: (i) know-how technologies to improve the quality of finished oil and heavy oil products, and (ii) three utility model patents related to biodiesel production. We do not have patent protection for our know-how technologies and our eight patent applications are pending approval from the SIPO.

Between 2006 and 2009, we filed the following 11 patent applications listed below with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the first three applications for utility model patents, allowed the next six invention patent applications to pass preliminary examination and accepted the remaining two utility model patent applications for review.

•	Application No. 200820221671.0 for a new gas-liquid distributor of material filling tower

•	Application No. 200620137855.X for a new reaction vessel for preparing biodiesel and composite diesel

•	Application No. 200620137854.5 for a new reaction equipment for preparing biodiesel

•	Application No. 200610152508.9 for a biodiesel processing technique

•	Application No. 200610152506.X for a new composite catalyst for preparing biodiesel

•	Application No. 200610152507.4 for a new technology for processing biodiesel with catalyst or splitting decomposition in liquid or gas face

•	Application No. 200810017853.0 for a new technique for disposing biodiesel esterification reaction equipment with inert metal lead

•	Application No. 200810017849.4 for a new method for preparing biodiesel with supercritical technology

•	Application No. 20081001784.8 for a new technique for producing biodiesel and its byproducts with molecular distillation

•	Application No. 200820028705.4 for an anti-corrosion device for biodiesel esterification reaction

•	Application No. 200820221682.9 for a new kind of material filling tower.

We have patent protection for each of our utility model patents for a period of ten years from the date of filing. If our invention patents are approved, they will be valid for a period of 20 years from the date of filing. Upon expiration, the renewal process requires us to re-apply for patent protection.

We developed technologies for the production of biodiesel jointly with the Xi’an Petroleum University and Northwest A & F University. We developed our proprietary technology for the production of biodiesel jointly with Beijing Qingda Kema Technology Co., Ltd. and we were permitted to use this technology under a contract dated September 4, 2006. We have the right to use the oil mixing technology developed by Xi’an Petroleum University for ten years under a contract entered into on December 18, 2005.

Insurance

We maintain property insurance for some of our premises and accidental liability insurance. We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Although it is available, insurance companies in China offer limited business insurance products. We have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Therefore, we are subject to business and product liability exposure. Business or product liability claims or potential regulatory actions could materially and adversely affect our business and financial condition. We maintain director and officer liability insurance for our directors and executive officers.

Environmental Matters

We believe that we are in compliance with present environmental protection requirements in all material respects. Our production processes generate noise, waste water, gaseous wastes and other industrial wastes. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our production process. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities.

Employees

As of December 31, 2009, we had 229 full-time employees. Among them, 69 of our employees worked at our Xi’an headquarters; 53 at our biodiesel production facility in Tongchuan City; 35 at our oil storage depots and 72 at our retail gas stations;. We believe we have good relationships with our employees.

Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any legal proceedings. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that could have a material adverse effect on our business, financial condition or results of operations.

Industry and Market Overview

China Oil Markets

Industry Overview

According to the U.S. Energy Information Administration, China’s crude oil proven reserves stood at approximately 16,000 million barrels at the end of 2008. Despite its abundant oil resources, the country faces a huge imbalance between oil supply and demand among its different regions. China’s major oilfields are mostly located in the northeastern and northwestern regions, which together supply nearly 50.0% but consume only 20.0% of China’s finished oil. While the northeastern and northwestern areas have a surplus of refined oil products, the eastern and south-central regions, where 60.0% of China’s finished oil products are consumed, are in shortage of finished oil products, and the southwest region relies on supplies from other parts of the country. As a result, transportation of finished oil products in China is characterized by the “North to South” and “West to East” patterns.

In 2008, China produced 1.4 billion barrels of crude oil and became the world’s fifth largest oil producer. China’s three state-owned enterprises, namely SINOPEC, PetroChina, CNOOC, and a provincially owned enterprise, Shaanxi Yanchang Group, held 98.3% of China’s crude oil proven reserves and 86.8% of China’s refinery capacity as of the end of 2008. CNOOC is primarily engaged in the offshore exploration and production of crude oil and sells its products to refineries for downstream processing. SINOPEC and PetroChina are fully integrated energy companies engaged in exploration and production of crude oil and natural gas, refining of crude oil, and marketing and distribution of refined petroleum products. Most of the crude oil refined by SINOPEC and PetroChina is distributed and sold through their self-owned or franchised gas stations while the remainder is sold to third-party distributors to achieve greater sales coverage. Shaanxi Yanchang Group engages in the exploration and production of crude oil and natural gas and refining of crude oil. It relies on third-party distributors like us to market and distribute refined petroleum products. The table below sets forth certain operational information of SINOPEC, PetroChina, CNOOC and Shaanxi Yanchang Group in 2008.

	SINOPEC (1)	PetroChina (2)	CNOOC (3)	Shaanxi Yanchang Group (4)	China Total
Crude oil proven reserves (million barrels)	2,841	11,221	1,580	n/a	16,000	(5)
Refinery throughputs (million tons per year)	169	116	None	11	341	(6)
Number of service stations	29,279	17,456	None	None	95,740	(7)
Refined products sold (million tons)	123	87	None	10	280	(8)

Source:

(1)	SINOPEC 2008 Annual Report

(2)	PetroChina 2008 Annual Report

(3)	CNOOC 2008 Annual Report

(4)	Shaanxi Yanchang Group Corporate Website

(5)	United States Energy Information Administration

(6)	BP Statistical Review of World Energy June 2009 Report

(7)	MOFCOM

(8)	CEIC

Shaanxi Province, where our company is located, is in proximity to the Changqing oilfield, one of China’s largest oil and gas reserves, and to the southwestern region of China, where there is a significant shortage of finished oil products. Capitalizing on the Changqing oilfield’s abundant crude oil resources, SINOPEC, PetroChina and Shaanxi Yanchang Group have built refineries for an aggregate annual capacity of approximately 18.5 million tons in Shaanxi Province.

Increasing Shortage of Crude Oil in China and New Pricing Regime to Counter Refined Oil Shortage

Rapid economic development in China has resulted in increased energy demand. The demand for crude oil in China has exceeded the supply, which has caused China to become increasingly dependent on imported oil. According to the U.S. Energy Information Administration, China’s demand for crude oil surged from 1.77 million barrels/day in 1980 to 7.57 million barrels/day in 2007, while the supply of crude oil increased from 2.11 million barrels/day to only 3.73 million barrels/day during the same period. During 2001 to 2008, China’s demand for gasoline and diesel also grew at a compounded annual growth rate of 8.4% and 9.2%, respectively.

For the past nine years, China’s refined oil market has been operating as a managed market-based system. China has kept retail prices of finished oil products fixed to protect consumers against rising costs while most Western countries have allowed prices to be set by market supply and demand. The fixed-price system often leads to fuel shortages as the profits of domestic oil refineries are squeezed when the cost of crude oil rises but the selling prices of refined oil products are fixed. Effective as of January 1, 2009, the NDRC implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner. Under this pricing regime, the domestic selling price of refined oil products are determined on the basis of the corresponding international crude oil prices and by taking into consideration the average domestic processing costs, taxes, selling expenses and an appropriate profit margin.

Source: U.S. Energy Information Administration	Source: CEIC

China’s Retail Gas Stations

With China’s rapid economic development, continuous improvement in transportation infrastructure and rapid increase in motor vehicle ownership, the number of gas stations in China has been increasing. There were merely 3,600 gas stations in the mid 1980s, but the number of gas stations grew to 5,000 in the 1990s, and reached 67,609 by the end of 2000. The following chart sets forth the total number of gas stations from 2000 to 2008:

Source:

(1)	Analysis of Investment Opportunities and Prospects in China’s Gas Station Industry, 2009 – 2012

(2)	MOFCOM

At the end of 2008, state-owned gas stations accounted for 53.3% of the total number of gas stations in China, while non-state-owned gas stations accounted for 46.7% and foreign-invested stations accounted for 2.0%.

China’s Biodiesel Market

Biodiesel

Biodiesel is a cleaner-burning and renewable fuel produced from animal fats, vegetable oil, and waste cooking oil. The chemical properties of biodiesel are very similar to those of petro-diesel, and biodiesel has the potential for replacing petro-diesel in many applications. Biodiesel is made through a chemical process called transesterification, which separates the glycerin from the fat or vegetable oil. The process generates two products — methyl esters (the chemical name for biodiesel) and glycerin (a byproduct with value for use in soaps and other products).

Biodiesel contains no petroleum, but it can be blended at any ratio with petro-diesel to create a biodiesel blend. It can be used in compression-ignition (diesel) engines with little or no modification. Biodiesel provides a number of benefits compared to diesel, including:

•	No sulfur dioxide emission, a major component of acid rain, and emits less carbon dioxide than traditional diesel;

•	Reduction of smoke particulates;

•	Biodegradable and breaks down as fast as sugar;

•	Better lubrication which reduces engine wear;

•	Safer to use, handle and store due to its high flash point; and

•	Produced from renewable energy sources.

Favorable Market Dynamics Support Long-Term Growth

In response to the rise in global oil prices, global warming and other environmental awareness issues, the PRC government has begun to encourage renewable energy consumption and has implemented various policies to support the production of biodiesel. The PRC government plans to increase its consumption of biofuel, of which two million tons are estimated to be biodiesel, and its proportion of renewable energy consumption to approximately 15.0% of China’s total energy consumption in 2020 from approximately 7.5% in 2005.

Biodiesel is classified as an “encouraged industry” by the NDRC. Businesses engaged in biodiesel production are entitled to receive certain benefits and incentives extended by the government, such as grants and interest-free loans.

However, China’s biodiesel industry is still underdeveloped, which we believe provides opportunities for us in this market. The following table sets forth the production volume of biodiesel in China from 2005 through 2007 and forecasts for 2008 through 2010.

Source: China Biodiesel Industry Investment Value Report 2008, China Venture

In February 2005, China enacted the Renewable Energy Law , which aims to promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize sustainable development of the economy and society. This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their sales or they will be subject to fines as China is seeking to reduce its dependence on fossil fuels in its diesel transportation vehicles.

Governmental Regulation

Finished Oil and Heavy Oil Distribution

We have been engaging in the wholesale distribution of finished and heavy oil business in the PRC since 2000. Prior to 2006, significant gaps existed in the laws and regulations on finished oil markets, and the relevant rules for this industry were, to some extent, inconsistent and subject to the discretion of the relevant government authorities.

In 2006, greater specificity was added to the rules for commercial activities in the finished oil market with the enactment of the Measures on the Administration of the Finished Oil Market (promulgated on December 4, 2006 by the MOFCOM and effective as of January 1, 2007), or the Measures. This regulation provides comprehensive details on the finished oil wholesale and resale application procedures, qualification requirements, and rules for annual inspections. Enterprises (foreign or domestic-funded) meeting certain requirements can submit applications to the MOFCOM for a certificate of approval to conduct gasoline and diesel (including bio-diesel) wholesale, retail and storage businesses.

The first step required in applying to engage in the wholesale of finished oil is a preliminary examination by the provincial MOFCOM where the enterprise is located. Thereafter, the provincial MOFCOM will forward the application materials together with its opinions on the preliminary examination to the MOFCOM, which will then decide on whether to grant the Certificate of Approval for the Wholesale of Finished Oil.

An enterprise applying to engage in the finished oil wholesale business must, among other requirements, possess the following:

(i)	long-term and stable supply of finished oil;

(ii)	a legal entity with a registered capital of no less than RMB 30 million;

(iii)
a finished oil depot, which shall have a capacity not smaller than 10,000 m [3] , conforming to the local urban and rural planning requirements, and be approved by other relevant administrative departments; and

(iv)
facilities for unloading finished oil such as conduit pipes, special railway lines, and transportation vehicles with a capacity of 10,000 tons or more to transport refined oil on the highway or over water to ports.

In practice, it has become increasingly difficult for enterprises (particularly foreign-funded enterprises) to meet the requirement (iii) above. As both the number of available oil depots and state land and resources are reaching full capacity, it is more of a challenge to obtain a finished oil depot with a capacity not smaller than 10,000 m 3 ..

The application procedure for the retail of finished oil is similar to that for wholesale except that the preliminary examination takes place at the administrative department for commerce at the municipal level, and the certificate of approval is issued at the provincial level.

An enterprise applying to engage in the finished oil retail business must, among other requirements, possess the following:

(i)
long-term and stable channels to finished oil supply and a supply agreement with an enterprise that has been qualified to engage in the wholesale business of finished oil for a period of three years or more in line with its business scale;

(ii)	qualified professional and technical personnel to handle inspections, metrology, storage and fire safety and the safe production of finished oil; and

(iii)	gas stations designed and built to comply with the relevant national standards and approved by the relevant administrative department.

Xi’an Baorun Industrial has the certificates of approval for both the wholesale and retail of finished oil, including for the retail of finished oil at each of its seven retail gas stations. As such, we do not have to rely on other companies to distribute the biodiesel fuel that we produce.

Enterprises possessing certificates of approval are subject to annual inspection by the relevant provincial MOFCOM which will review:

(i)	the execution and performance of finished oil supply agreements;

(ii)	the operation results of the enterprise for the previous year;

(iii)	whether the enterprise and its supporting facilities are in compliance with the technical requirements under the Measures; and

(iv)	the current measures, among other measures, being taken by the enterprise regarding quality control, metrology, fire safety, security and environmental protection.

If we pass the annual inspection, the certificates of approval we hold will continue to be valid. An enterprise failing an annual inspection will be ordered to rectify all deficiencies within a certain time limit by the MOFCOM and/or its provincial branches. If such deficiencies have not been rectified within the specified time limit, its certificates of approval shall be revoked by the original issuing authority.

Pricing for Finished Oil

The NDRC regulates domestic oil prices as part of its macro-management over the economy in order to control dramatic fluctuations in oil prices.

The Administrative Measures on Oil Prices ( trial implementation ) promulgated by the NDRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for crude oil changes more than four percent over 22 consecutive working days. By contrast, crude oil prices are determined solely by enterprises engaging in this industry.

The NDRC adjusts domestic finished oil prices by modifying the retail price cap for gasoline and diesel in all provinces, autonomous regions, and directly administered municipalities. Thereafter, the administrative authorities at the provincial level adjust the wholesale price caps by deducting RMB 30 per ton from the corresponding retail price caps. Where there are no specific contractual arrangements for a supplier’s delivery to a retailer, the wholesale price caps may be further deducted to take into account the retailer’s transportation cost among other expenses.

The Administrative Measures on Oil Prices stipulates that the domestic finished oil prices shall be calculated according to the normal profit rate for refiners when the crude oil price on the international market is lower than $80 per barrel. When the international crude oil market price exceeds $130 per barrel, the NDRC will adopt certain fiscal and tax policies to ensure the continuing production and supply of refined oil products. Further, gasoline and diesel prices will only be increased slightly (if at all) in consideration of manufacturers and consumers, as well as the stability of the national economy.

The exact formula for calculating finished oil prices domestically has not been published. However, the NDRC has stated that such formula is based on the weighted average of the international market prices, together with the average domestic processing costs, taxes, fees incurred in distribution channels, and suitable profits for refiners. Moreover, the NDRC adjusts the cost index seasonally in accordance with the actual situation with respect to prices.

Biodiesel

The Standing Committee of the National People’s Congress promulgated the Renewable Energy Law on February 28, 2005, which took effect as of January 1, 2006. The purpose of this law is to facilitate the development and utilization of renewable energy, including biological liquid fuel and energy crops. Under Article 16, oil-selling enterprises shall include biological liquid fuel conforming to the national standards into their fuel-selling systems, in accordance with the regulations of the energy authorities at the national or provincial level. An oil-selling enterprise that fails to include biological liquid fuel into their fuel-selling systems in accordance with the national standards will be liable for any resulting losses to a biological liquid fuel production enterprise. Further, the energy authorities at the national or provincial level shall order such oil-selling enterprise to rectify the non-conformance within a stipulated period of time, and impose a fine less than the amount of the said resulting losses if the rectification is not made.

Environmental Protection

The relevant PRC governmental authorities set national and local environmental protection standards, as well as examine and issue approvals on environmental aspects of different stages of various projects. We are required to file an environmental impact statement, or in some cases, an environmental impact assessment outline, to obtain such approvals. The filing must demonstrate that the project in question conforms to applicable environmental standards. Generally speaking, environmental protection bureaus will issue approvals and permits for projects using modern pollution control measurement technology.

The PRC national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, require the payment of fines for serious violations and provide that the PRC national and local governments may, at their own discretion, close or suspend any facility which fails to comply with orders requiring it to cease or improve operations causing environmental damage.

In accordance with the requirements of the environmental protection laws of the PRC, we have installed the necessary environmental protection equipment, adopted advanced environmental protection technologies, established responsibility systems for environmental protection and reported to and registered with the relevant local environmental protection department.

In addition, to the best of our knowledge, we have complied with the necessary environmental procedures with respect to the construction of our biodiesel factory. The governmental authorities reviewed the environmental impact report prepared on our behalf by a professional institution that we retained prior to the commencement of construction. In January 2008, after the completion of construction, we obtained environmental approvals from the governmental authorities.

Dangerous Chemicals

PRC laws and regulations on dangerous chemicals require that a Safe Production Permit, or the Permit, be obtained for all facilities used to manufacture dangerous chemicals. We obtained the Safe Production Permit in April 2007, which is valid for a period of three years. It can thereafter be renewed for an additional three years, provided that the facility has not had any fatalities from accidents and has passed periodic inspections by the local administrative authorities for work safety during the term of the Permit.

Foreign-invested Enterprises Engaging in Oil-related Businesses

Under the Catalogue of Industries for Guiding Foreign Investment , jointly promulgated by the MOFCOM and the NDRC on October 31, 2007 and effective as of December 1, 2007, each of the wholesale of oil products, the construction and operation of petrol stations and the production of liquid biofuels ( i.e. , fuel ethanol, biodiesel) falls within the restricted category for foreign investment. Foreign investors can only engage in commercial activities involving liquid biofuels or retail of finished oil (where the foreign investor possesses 30 or more gas stations or where it sells different brands of oil through different distributors) through a joint venture with a Chinese partner, and the Chinese partner must hold a controlling interest in the joint venture. As a result of these restrictions, we conduct our business in the PRC via a domestic entity, Xi’an Baorun Industrial, established by three PRC citizens. Please refer to “Our History and Corporate Structure — Corporate Structure —  Contractual Agreements with Xi’an Baorun Industrial” for more information regarding our control relationship with Xi’an Baorun Industrial.

SAFE Regulations Pertaining to Overseas-Listed Companies

Circular 75

The SAFE issued the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles , or Circular 75, on October 21, 2005. Circular 75 requires PRC residents and citizens to register with their local SAFE branches before establishing or acquiring the control of any company outside of China by using domestic assets or equities for the purpose of equity financing. PRC residents and citizens who are stockholders of offshore special purpose companies established before November 1, 2005 were required to conduct overseas investment registration with the local SAFE branches before March 31, 2006. Further, PRC residents and citizens must register all major changes relating to capitalization (including overseas equity or convertible bonds financing) within 30 days upon the occurrence of such changes.

On May 29, 2007, the SAFE issued the Operating Procedures for the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles. This regulation clarifies some outstanding issues with respect to Circular 75, and adds various implementing rules. Specifically, it provides for seven schedules to be established by the SAFE in order to track registration requirements for offshore fundraising and roundtrip investments.

Failure to comply with the registration procedures set forth in Circular 75 and any other rules and regulations may result in restrictions on the relevant PRC subsidiary, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity. Non-compliance may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations, and may result in liability under PRC law for foreign exchange evasion.

Stock Option Rules

On March 28, 2007, the SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in an Overseas-Listed Company’s Employee Stock Holding or Stock Option Plan , or the Stock Option Rules. The Stock Option Rules stipulate that PRC individuals who have been granted stock options and other types of stock-based awards by an overseas listed company are required to obtain approval from their local SAFE branches through an agent of the overseas listed company (generally its PRC subsidiary or a financial institution).

The failure by any entities or PRC individuals to complete their SAFE registration pursuant to the requirement of the SAFE or its local branches or the Individual Foreign Exchange Rules may subject these entities or PRC individuals to fines and legal sanctions, and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to their shareholders or otherwise materially adversely affect their business.

As a company listed on a stock exchange in the United States, we and our PRC directors, management personnel, employees, consultants and employees of our equity investee who have been granted share options and other awards under our equity incentive plan are subject to the Stock Option Rules.

Our History and Corporate Structure

The following diagram illustrates our corporate structure .

Company History

We were incorporated in the State of Delaware in July 1998 under the corporate name “A.M.S. Marketing, Inc.” and in October 2003, we changed our name to “International Imaging Systems, Inc.” Until January 2007, we were engaged in the business of marketing pre-owned, brand name photocopy machines and employee leasing. We then began to pursue an acquisition strategy to acquire an undervalued business that demonstrated room for growth.

We acquired Baorun China Group Limited, or Baorun Group, pursuant to a Share Exchange Agreement, dated October 23, 2007 with Baorun Group, Redsky Group and Princeton Capital Group LLP, or Princeton Capital Group, Castle Bison, Inc. and Stallion Ventures, LLC. Together, Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred to us all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of our common stock to Redsky Group and 1,500,000 shares of our common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became our wholly owned subsidiary, and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of our common stock.

On November 15, 2007, through a merger of a wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd., our corporate name was changed from “International Imaging Systems, Inc.” to “China Bio Energy Holding Group Co., Ltd.” On September 17, 2009, we changed our name to “China Integrated Energy, Inc.”

Corporate Structure

We are engaged in three business segments: (1) the wholesale distribution of finished oil and heavy oil products; (2) the production and sale of biodiesel; and (3) the operation of retail gas stations. We operate our business through certain contractual agreements between Redsky Industrial and Xi’an Baorun Industrial. Redsky Industrial is our indirect wholly owned subsidiary that is a registered wholly foreign owned enterprise in the PRC. Xi’an Baorun Industrial is based in Xi’an, Shaanxi Province, and owned by three Chinese citizens, including our chairman, chief executive officer and president, Mr. Xincheng Gao, who owns a 70% equity interest in Xi’an Baorun Industrial.

Contractual Agreements with Xi’an Baorun Industrial

We do not own any equity interest in Xi’an Baorun Industrial. In order to meet domestic ownership requirements under PRC law, which restricts foreign companies from operating in the finished oil and biodiesel industry, Redsky Industrial executed a series of exclusive contractual agreements with Xi’an Baorun Industrial, which allow us, among other things, to secure significant rights to influence Xi’an Baorun Industrial’s businessoperations, policies and management, to approve all matters requiring stockholder approvals, and give us the right to include 100% of the annual net income earned by Xi’an Baorun Industrial as part of our consolidated financial statements. In addition, to ensure that Xi’an Baorun Industrial and its stockholders perform their obligations under these contractual arrangements, the stockholders have pledged to Redsky Industrial all of their equity interests in Xi’an Baorun Industrial. If and when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil and biodiesel industry in China are lifted, Redsky Industrial may exercise its option to purchase the equity interests in Xi’an Baorun Industrial directly.

Since Baorun Group owns Redsky Industrial, which effectively controls Xi’an Baorun Industrial, Xi’an Baorun Industrial is deemed a subsidiary of Baorun Group, which is our legal subsidiary. Based on Xi’an Baorun Industrial’s contractual relationship with Redsky Industrial as set forth in the Exclusive Business Cooperation Agreement (as described below), we have determined that Xi’an Baorun Industrial should be deemed to be our VIE in accordance with FASB Interpretations — FIN 46(R): Consolidation of Variable Interest Entities (as amended) (FIN 46(R)). Under FIN 46(R), Xi’an Baorun Industrial is to be presented as our consolidated subsidiary.

The contractual agreements Redsky Industrial entered into with Xi’an Baorun Industrial and its stockholders include the following:

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered into between Redsky Industrial and Xi’an Baorun Industrial on October 19, 2007, as amended on March 24, 2008, Redsky Industrial has the exclusive right to provide complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Xi’an Baorun Industrial has agreed to pay the service fee on a monthly basis to Redsky Industrial equal to 100% of the monthly net income of Xi’an Baorun Industrial. This agreement is subject to renewal at the option of both Redsky Industrial and Xi’an Baorun Industrial. Redsky Industrial has the right to early termination of this agreement for any reason upon a 30 days’ prior written notice. Xi’an Baorun Industrial only has the right to early termination of this agreement in the event of the gross negligence of, or fraudulent acts by Redsky Industrial.

Exclusive Option Agreements

Under the Exclusive Option Agreements dated October 19, 2007 entered into among Redsky Industrial, each of the three stockholders of Xi’an Baorun Industrial and Xi’an Baorun Industrial, the stockholders of Xi’an Baorun Industrial have irrevocably granted to Redsky Industrial or its designated person, an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interests in Xi’an Baorun Industrial for a purchase price either to be designated by Redsky Industrial or to be determined based on the evaluation of the equity interests required by PRC law. Redsky Industrial or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at Redsky Industrial’s election.

Equity Pledge Agreements

Under the Equity Pledge Agreements dated October 19, 2007, entered into among Redsky Industrial, Xi’an Baorun Industrial and each of the three stockholders of Xi’an Baorun Industrial, the stockholders of Xi’an Baorun Industrial have pledged their equity interests in Xi’an Baorun Industrial to guarantee Xi’an Baorun Industrial’s performance of its obligations under the Exclusive Business Cooperation Agreement. If Xi’an Baorun Industrial fails to perform its payment obligations under the Exclusive Business Cooperation Agreement, or if Xi’an Baorun Industrial or any of its stockholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, Redsky Industrial is entitled to certain rights, including the right to dispose of the pledged equity interests. The stockholders of Xi’an Baorun Industrial have agreed not to dispose of the pledged equity interests or take any actions that would prejudice Redsky Industrial’s interests. Each of the Equity Pledge Agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been paid by Xi’an Baorun Industrial and Xi’an Baorun Industrial no longer has any obligations under the Exclusive Business Cooperation Agreement. Since the Exclusive Business Cooperation Agreement may be renewed at Redsky Industrial’s option, the equity pledge will remain in effect with each such renewal of the Exclusive Business Cooperation Agreement, and until all payments due under the Exclusive Business Cooperation are paid in full by Xi’an Baorun Industrial.

Irrevocable Powers of Attorney

Under the irrevocable powers of attorney, each of the three stockholders of Xi’an Baorun Industrial has granted to Redsky Industrial the power to exercise all voting rights of such stockholder in stockholders’ meetings, including, but not limited to, the power to determine the sale, pledge or transfer of, or otherwise dispose of all or part of such stockholder’s equity interests in, and to appoint and elect the directors, the legal representative (chairperson), chief executive officer and other senior management of Xi’an Baorun Industrial.

Item 1A.	Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our securities. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

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

Risks Related to Our Business

We rely on a limited number of third-party suppliers for our supply of finished oil and heavy oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil and heavy oil products. Our five largest suppliers provided 77.6% and 65.5% of the finished oil and heavy oil products we sold in the years ended December 31, 2008 and 2009, respectively, with our largest supplier providing approximately 52.0% and 30.8%, respectively, in such periods. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil or heavy oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil and heavy oil products to fulfill our demand. If we are unable to obtain adequate quantities of finished oil and heavy oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil and heavy oil business segment. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil and heavy oil products business segment, which accounted for 66.3% and 67.6% of our total sales in the years ended December 31, 2008 and 2009, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

Our ability to operate at a profit is partially dependent on market prices for petroleum and biodiesel fuels, which are subject to government control in the PRC. If petroleum and biodiesel prices drop significantly, we may be unable to maintain our current profitability.

Our results of operations and financial condition are affected by the selling prices of petroleum and biodiesel fuel products. Prices are subject to and determined by market forces and actions by the PRC government over which we have no control. In the years ended December 31, 2008 and 2009, our average selling prices for petroleum and biodiesel fuel were $3.05 and $2.96 per gallon, respectively, and $2.99 and $2.94 per gallon, respectively.

Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust prices in the PRC market when the average international crude oil price fluctuates beyond certain levels within a certain time period, the PRC government still retains full discretion as to whether or when to adjust the refined petroleum products price. The PRC government can also be expected to exercise price control over refined petroleum products once international crude oil price experiences sustained growth or becomes significantly volatile. As a result, our results of operations and financial condition may be materially and adversely affected by the fluctuation of market prices of crude oil and refined petroleum products as well as the discretionary actions of the PRC government.

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

Our limited history for producing biodiesel may not serve as an adequate basis to judge our future prospectus and results of operations.

Currently, we have only one production facility, which began producing biodiesel in October 2007, and we began selling biodiesel at the end of 2007. Our limited operating history as a producer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

Our production and sale of biodiesel business segment is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of necessary feedstock sources and the sale and distribution of our biodiesel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in sales or profit. If we fail to execute on our business plan, there could be a material adverse effect on our operations.

The commercial success of our products depends on the degree of their market acceptance among the petroleum and biodiesel fuel community. If our products do not attain market acceptance among the petroleum and biodiesel fuel community, our operations and profitability would be adversely affected.

Our customers continually evaluate their product specifications in response to the latest developments in the energy market. Our success will depend on our ability to continue to meet our customers’ current and future requirements. We expect, therefore, to require significant ongoing investment to preserve our ability to comply with these standards in order to ensure continued product acceptance and customer retention.

Additionally, the biodiesel market is at a relatively early stage of development and the extent to which biodiesel products will be widely adopted is uncertain. The biodiesel industry may also be particularly susceptible to economic downturns. Market data in the biodiesel industry is not as readily available as data in other more established energy industries where trends can be assessed more reliably from data gathered over a longer period of time. If biodiesel technology proves unsuitable for widespread adoption or if demand for biodiesel products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to sustain our profitability. In addition, demand for biodiesel products in our targeted markets, including China, may not develop or may develop to a lesser extent than we anticipated.

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

Our future success substantially depends on our ability to significantly increase both our biodiesel production capacity and output.

Our future success depends on our ability to significantly increase both our production capacity and our output. In particular, we intend to expand our biodiesel production capacity within the next several years. Our ability to establish additional production capacity and increase output is subject to significant risks and uncertainties, including:

•	the ability to raise significant additional funds to purchase raw materials and to build additional production facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with equipment vendors;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources;

•	failure to maintain the lease for the land (and buildings) or to acquire additional land and buildings to be used for our biodiesel production and storage; and

•	failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional production capacity or to increase production output, or if we encounter any of the risks described above, we may be unable to expand our business and decrease costs to improve our profitability as planned. Even if we do expand our production capacity and output, we may be unable to generate sufficient customer demand for our biodiesel to support our increased production levels.

In the past we have derived a significant portion of our sales from a few large customers. If we were to lose any of such customers, our business, operating results and financial condition could be materially and adversely affected.

Our customer base has been highly concentrated. Our top five customers accounted for approximately 23.3% and 39.1% of our sales for the years ended December 31, 2008 and 2009, respectively.  Our largest customer China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd. accounted for approximately 4.23% and 26.6% of our sales, respectively, during such periods. As our customer base may change from year-to-year, and during such years that our customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Business Segments — Wholesale Distribution of Finished Oil and Heavy Oil — Customers” for a description of our largest customers.

We depend on our key executives, and our business and growth may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our key executives. In particular, we are highly dependent upon Mr. Xincheng Gao, our chairman, chief executive officer and president, who has established relationships within the industries we operate. If we lose the services of one or more of our current executive officers, we may not be able to replace them readily, if at all, with suitable or qualified candidates, and may incur additional expenses to recruit and retain new officers with industry experience similar to our current officers, which could severely disrupt our business and growth. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our suppliers or customers. Furthermore, as we expect to continue to expand our operations and develop new products, we will need to continue attracting and retaining experienced management and key research and development personnel.

Competition for qualified candidates could cause us to offer higher compensation and other benefits in order to attract and retain them, which could have a material adverse effect on our financial condition and results of operations. We may also be unable to attract or retain the personnel necessary to achieve our business objectives, and any failure in this regard could severely disrupt our business and growth.

The current economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Since late 2008, global market and economic conditions have been disrupted and volatile. Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.

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

Our gross margin in the production and sale of biodiesel segment depends principally on the spread between feedstock and biodiesel prices. The spread between biodiesel prices and feedstock prices has narrowed significantly since September 2008. Prices for vegetable oil residue, waste cooking oil and non-edible oil seeds, which have historically been our principal feedstocks and comprised approximately 88.3% of total cost of goods sold of our production and sale of biodiesel segment during the year ended December 31, 2009, do not necessarily have a direct price relationship to the price of biodiesel in a particular period. Prices for non-edible oil seeds, vegetable oil residue and waste cooking oil are principally influenced by general inflation, market and regulatory factors. Biodiesel prices, however, are primarily influenced by the guidance prices set by the NDRC and supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between production costs and product prices means that we may be unable to pass increased feedstock costs on to our customers. In the last two years, the prices of vegetable oil residue, waste cooking oil and non-edible oil seeds have fluctuated substantially due to increased demand in China resulting from its rapid economic development. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial condition and results of operations.

The biodiesel industry faces a number of challenges, and there is no established market for biodiesel in the PRC where biodiesel is not considered a principal source of energy for any purpose.

Biodiesel has only recently been produced for commercial applications in the PRC. The market for biodiesel products is currently confined to specific regions and is relatively small at the national level. There is no established market in the PRC where biodiesel is considered a principal source of energy for vehicles operating on diesel or for any other purpose. We cannot assure you that biodiesel will be widely accepted or will reach a broader consumer base in the PRC. Our future prospects and operational results will be adversely affected if demand for biodiesel and the biodiesel industry in the PRC fail to develop.

The global biodiesel industry is also at an early stage of development and acceptance, as compared to other more established energy industries, and significant growth has occurred only recently. Demand for biodiesel may not grow as rapidly as expected, or at all. Biodiesel and the global biodiesel industry also face a number of obstacles and drawbacks, including:

•	potentially increased nitrogen oxide (NOx) emissions as compared with most formulations of diesel;

•	gelling at lower temperatures than diesel, which can require the use of low percentage biodiesel blends in colder climates or the use of heated fuel tanks;

•	potential water contamination that can complicate handling and long-term storage;

•	reluctance on the part of some auto manufacturers and industry groups to endorse biodiesel and their recommending against the use of biodiesel or high percentage biodiesel blends;

•	potentially reduced fuel economy due to the lower energy content of biodiesel as compared with diesel;

•	potentially impaired growth due to a lack of infrastructure such as dedicated rail tanker cars and truck fleets, sufficient storage facilities, and refining and blending facilities.

The success of our expansion plans depends on growth in domestic demand for biodiesel, and we may face overcapacity if the biodiesel market in the PRC does not develop as expected. If overcapacity occurs, the expenditures we incur to expand our facilities and increase our capacity may not result in increased sales, which could cause our results of operations to be materially and adversely affected.

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

If we fail to adequately protect or enforce our intellectual property rights, or to secure rights to patents of third parties, our business could be significantly impaired.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have filed 11 patent applications with the State Intellectual Property Office of the PRC, or the SIPO. We were granted two utility model patents in 2008, and one utility model patent in 2009. The other eight patent applications have all been accepted by the SIPO, and six of them have passed the preliminary examination. In accordance with the PRC Patent Law, all utility model patents granted to us will be valid for 10 years from the date of filing. Accordingly, the two patents granted in 2008 were filed in 2006 and will be valid until 2015, and the patent granted in 2009 was filed in 2008 and will be valid until 2017.

However, we cannot fully predict the degree and range of protection these patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, such as our core technology for oil processing, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources and we could incur substantial costs.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have the freedom to operate under our intellectual property rights, and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, a third-party patent may have been filed or will be filed that may contain subject matter of relevance to our development, causing a third-party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

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

In addition, three of our gas stations are located on pieces of land which are not permitted to be used for any non-agricultural purposes. We have not been informed by any regulatory authority that we should cease to use such land. However, we cannot assure you that we will be able to continue to use such land in the future. If we are required to vacate from such land by any regulatory authorities, our business and results of operations may be adversely affected.

The failure of our lessors to transfer gas station operating permits to us may materially affect our ability to conduct retail gas business.

Under PRC law, the operation of gas stations requires various permits. In this regard, we conduct our retail gas station business by leasing twelve gas stations from third parties who have obtained the requisite permits. To date, we have obtained all of the necessary operating permits for six gas stations. The operating permits for the remaining retail gas station are still in the process of being transferred subject to the approval of relevant regulatory authorities. While the lease agreement requires the lessor to transfer its operating permits to us, we cannot guarantee that such permits will be transferred to us in a timely manner. If the lessor fails to transfer any of the necessary operating permits, we may not be able to conduct business at such retail gas station, and may be subject to warning, suspension of business, a fine of up to three times the illegal gains, or a fine of up to RMB 30,000.

Our lessors’ failure to comply with lease registration and other compliance requirements under PRC law may subject these lessors or us to fines or other penalties that may negatively affect our ability to utilize our oil storage depots, our biodiesel production facility or our retail gas stations.

We are subject to a number of land and property-related legal requirements. For instance, under PRC law, all lease agreements are required to be registered with the local housing bureau. Currently, none of the owners of the oil storage depots, biodiesel production facility and some retail gas stations we operate and manage has obtained registrations or approval of their leases from the relevant regulatory authorities as required although we continue to request that they obtain such registrations or approvals. The failure of our lessors to register these leases and agreements as required by law or to have the leases approved may subject these lessors or us to fines, result in our being required to vacate the properties or other penalties which may negatively affect our ability to operate or use the biodiesel production facility, the oil storage depots and retail gas stations covered under those leases.

Accidents or injuries in or around our oil storage depots, biodiesel production facility or retail gas stations may adversely affect our reputation and subject us to liability.

There are inherent risks of accidents or injuries when working in or around our oil storage depots, biodiesel production facility or retail gas stations. Death and accidents could prevent us from renewing our safety production permits. One or more accidents or injuries at any of our oil storage depots or at our biodiesel production facility or retail gas stations could adversely affect our safety reputation among customers and potential customers and increase our costs if we are required to take additional measures to make our safety precautions more effective. If accidents or injuries occur, we may be held liable for costs related to the injuries. Our current insurance policy, which covers claims as a result of accidental injuries, may not provide adequate coverage and we may be unable to renew our insurance policies or obtain new insurance policies without increases in our insurance premiums or decreases in coverage levels.

Power shortages, natural disasters, terrorist acts or other events could disrupt our operations and have a material adverse effect on our business, financial position or results of operations.

Our business could be materially and adversely affected by power shortages, natural disasters, terrorist attacks or other disruptive events in the PRC. For example, in early 2008, parts of the PRC were affected by severe snow storms that significantly impacted public transportation systems and the power supply in those areas. In May 2008, Sichuan Province in the PRC suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake had a material adverse effect on the general economic conditions in the areas affected by the earthquake and severely affected the transportation systems in those areas. Any future natural disasters, terrorist attacks or other disruptive events in the PRC could cause a reduction in usage of, or other severe disruptions to, public transportation systems and could have a material adverse effect on our business, financial position or results of operations.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the Securities and Exchange Commission, or the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

If we require additional financing, we may not be able to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators and future business combinations. Our future growth strategy includes the construction or acquisition of biodiesel facilities that will enable us to produce more biodiesel fuel. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation.

Our insurance may not cover all claims made against us.

Currently we have property and accidental injury insurance policies. If we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, the costs to cover any such shortfalls could significantly reduce and put a strain on our available cash. In addition, we do not have any business disruption insurance coverage for our operations to cover losses that may be caused by natural disasters or other disruptive events, such as an epidemic of H1N1 virus, SARS or avian flu. Any business disruption or natural disaster may result in our incurring substantial costs and diversion of our resources.

Risks Related to Our Corporate Structure

We rely on contractual arrangements with Xi’an Baorun Industrial and its stockholders for our operations in the PRC, which may not be as effective in providing control over Xi’an Baorun Industrial as direct ownership.

We have no equity ownership interest in Xi’an Baorun Industrial, and rely on contractual arrangements with Xi’an Baorun Industrial and its stockholders to control and operate Xi’an Baorun Industrial. We describe these arrangements in more detail under “Our History and Corporate Structure — Corporate Structure —  Contractual Agreements with Xi’an Baorun Industrial.” These contractual arrangements may not be as effective in providing control over Xi’an Baorun Industrial as direct ownership would be. For example, Xi’an Baorun Industrial could fail to take actions required for our business despite its contractual obligation to do so. If Xi’an Baorun Industrial, or any of its stockholders, fails to perform their respective obligations under agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. In addition, we may not be able to renew these agreements with Xi’an Baorun Industrial and its stockholders when they expire.

Our contractual arrangements with Xi’an Baorun Industrial are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

If the PRC government determines that the contractual arrangements that establish the structure for operating our business do not comply with applicable regulations, our business could be adversely affected.

The government of the PRC restricts foreign investment in energy businesses (e.g., finished oil distribution and biodiesel production) in the PRC. Consequently, we operate our business in the PRC through contractual arrangements with Xi’an Baorun Industrial. Although we believe we comply with current regulations of the PRC, we cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations or other regulatory requirements and policies. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could:

•	revoke our business and operating licenses, require us to discontinue or restrict our operations;

•	restrict our right to collect revenues;

•	require us to restructure our operations;

•	impose additional conditions or requirements with which we may not be able to comply;

•	impose restrictions on our business operations or on our customers; or

•	take other regulatory or enforcement actions against us that could be harmful to our business.

In addition, the equity pledge among Redsky Industrial and Xi’an Baorun Industrial and Xi’an Baorun Industrial’s stockholders has not been registered and may be deemed to be invalid under PRC law.

The controlling stockholder of Xi’an Baorun Industrial may have potential conflicts of interest with us, which may adversely affect our business.

Mr. Xincheng Gao, our chairman, chief executive officer and president is the controlling stockholder of Xi’an Baorun Industrial and through his equity ownership in Redsky Group Limited, or Redsky Group, our majority stockholder, Mr. Xincheng Gao is also a beneficial owner of our common stock. He is also a director of both Xi’an Baorun Industrial and us. Conflicts of interests among his roles as stockholder, officer and director of both Xi’an Baorun Industrial and us may arise. We cannot assure you that when conflicts of interests arise, he will act in the best interests of our company or that conflicts of interests will be resolved in our favor. In addition, he may breach or cause Xi’an Baorun Industrial to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Xi’an Baorun Industrial. Currently, we do not have existing arrangements to address potential conflicts of interests between Mr. Xincheng Gao and us. We rely on Mr. Xincheng Gao to abide by the laws of Delaware, which provides that directors owe fiduciary duties to us, requiring them to act in good faith and in our best interests and not to use their positions for personal gains. If we cannot resolve any conflicts of interests or disputes between us and Mr. Gao, in his capacity as the controlling stockholder of Xi’an Baorun Industrial, we would have to rely on legal proceedings, which could result in disruption of our business.

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

Risks Related to Doing Business in China

PRC laws and regulations restrict foreign investment in China’s finished oil products industry. We have entered into contractual agreements with Xi’an Baorun Industrial to control and realize the benefits of the business. We are relying upon PRC laws and there is substantial uncertainty regarding the interpretation and application of current or future PRC laws and regulations.

Since we are deemed to be foreign persons or foreign-funded enterprises under PRC laws and are restricted to invest in companies operating in the finished oil products industry, we operate our businesses in China through Xi’an Baorun Industrial, an operating company that is owned by PRC citizens and not by us. Accordingly, our Chinese subsidiary, Redsky Industrial, entered into a series of exclusive contractual agreements with Xi’an Baorun Industrial. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these contractual arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. Because this structure has not been challenged or examined by PRC authorities, uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our PRC counsel. If we, our wholly owned subsidiaries, Xi’an Baorun Industrial or the stockholders of Xi’an Baorun Industrial, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

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

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect our business.

All of our operations are conducted in China and all of our sales are made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the PRC economy has grown significantly since the late 1970s, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased capital expenditure by energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

The payment of dividends in the PRC is subject to limitations. We may not be able to pay dividends to our stockholders.

We conduct all of our business through our consolidated subsidiaries and affiliated companies incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2009, our PRC subsidiaries had allocated RMB36.1 million ($4.9 million) to these reserves, consisting of general and statutory reserves. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC. In the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in the PRC may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our production facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of member countries in the Organization for Economic Co-Operation and Development, or OECD.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to OECD, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

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

The PRC economic cycle may negatively impact our operating results.

The rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. The PRC economy has more recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, or RMB, the currency of China, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general, or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth and demand for our services which could reduce our revenues. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 17.5% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2009. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business including, without limitation, a Safety Production Permit, an Approval Certificate for Wholesale Distribution of Finished Oil and a Dangerous Chemical Distribution License. We are required to comply with applicable production safety standards in relation to our production processes and our premises and equipment are subject to periodical inspections by regulatory authorities to ensure compliance with the dangerous chemical safety production laws and regulations and finished oil distribution and retail laws and regulations. Failure to pass these inspections, or the loss or suspension of some or all of our production activities, could disrupt our operations and adversely affect our business.

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

We may face PRC regulatory risks relating to our equity incentive plan.

On March 28, 2007, the SAFE promulgated a notice requiring PRC individuals who are granted stock options and other types of stock-based awards by an overseas publicly-listed company to obtain approval from the local SAFE branch through an agent of the overseas publicly-listed company (generally its PRC subsidiary or a financial institution).

We have urged our PRC management personnel, directors, employees and consultants who have been granted stock options under our 2003 Equity Incentive Plan to register them with the local SAFE pursuant to the said regulation. However, we cannot ensure that each of these individuals have carried out all of the required registration procedures.

If we, or any of these persons, fail to comply with the relevant rules or requirements, we may be subject to penalties, and may become subject to more stringent review and approval processes with respect to our foreign exchange activities, such as our PRC subsidiaries’ dividend payment to us or borrowing foreign currency loans, all of which may adversely affect our business and financial condition.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Based on our understanding of current PRC laws, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from the CSRC or any other regulatory agencies in connection with the transaction contemplated by the Share Exchange Agreement we entered into on October 23, 2007.

Further, if the PRC government finds that we or our Chinese stockholders did not obtain the CSRC approval, which the CSRC may think we should have obtained before executing the Share Exchange Agreement or conducting this offering, we could be subject to severe penalties. The M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

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

Future inflation in China may inhibit our ability to conduct business in China.

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

Our production facilities are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to comply with applicable laws and regulations.

Pursuant to PRC environmental protection laws and regulations, construction or expansion of a production facility is subject to certain environment impact assessment procedures including obtaining the relevant environmental authorities' approval for the construction project.

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

State and local environmental regulatory requirements change often. Future laws, ordinances or regulations might impose material environmental liability or the current environmental condition of the properties could in the future be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Moreover, it is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China in particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after violation.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Certain of our suppliers are owned by the PRC government and our dealings with them are likely to be considered to be with government officials for these purposes. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were found to have engaged in such practices.

Risks Related to this Offering and Our Common Stock

The outstanding warrants may adversely affect us in the future and cause dilution to existing stockholders.

We currently have warrants outstanding to purchase up to 4,007,273 shares of our common stock. The term of these warrants expire between August 2011 and 2013 and the exercise prices range from $3.00 to $6.00 per share. Exercise of the warrants may cause dilution in the equity interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. Over the past 12 months, the sales price of our common stock has fluctuated between $8.05 and $3.50. The following factors, many of which are beyond our control, may influence our stock price:

•	announcements of technological or competitive developments;

•	regulatory developments in the PRC affecting us, our customers or our competitors;

•
announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the PRC or internationally;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of our competitors;

•	addition or departure of our executive officers;

•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and

•	sales or perceived sales of additional shares of our common stock.

In addition, the securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We will have discretion in applying a portion of the net proceeds of the public offering and may not use these proceeds in ways that will enhance the market value of our common stock.

Our management will have considerable discretion in the application of the proceeds received by us from the public offering completed in November 2009. Such proceeds may be used to expand our biodiesel production capacity, acquire new retail gas stations and for working capital and general corporate purposes. The investors will not have the opportunity, as part of the investors’ investment decision, to assess whether the proceeds are being used appropriately. The investors must rely on the judgment of our management regarding the application of the net proceeds of the public offering. The net proceeds may be used for corporate purposes that do not improve our profitability or increase our common stock price. The net proceeds from the public offering may also be placed in investments that do not produce income or that lose value.

The investors’ ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these persons. It may also be difficult for investors to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Anti-takeover provisions of the Delaware General Corporation Law and some provisions in our certificate of incorporation and bylaws could have a material adverse effect on the rights of holders of our common stock.

We are subject to Section 203 of the Delaware General Corporation Law. This provision generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date the stockholder became an interested stockholder, unless:

•	prior to such date, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85.0% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding those shares owned by persons who are directors and officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•
on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual meeting or special meeting of stockholders and not by written consent, by the affirmative vote of at least 66.7% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines a business combination to include:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10.0% or more of the assets of the corporation involving the interested stockholder;

•	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

•
any transaction involving the corporation that has the effect of increasing the proportionate share of the stock of any class or series of the corporation beneficially owned by the interested stockholder; or

•	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by or through the corporation.

In general, Section 203 defines an “interested stockholder” as any entity or person beneficially owning 15.0% or more of the outstanding voting stock of a corporation, or an affiliate or associate of the corporation and was the owner of 15.0% or more of the outstanding voting stock of a corporation at any time within three years prior to the time of determination of interested stockholder status; and any entity or person affiliated with or controlling or controlled by such entity or person.

Anti-takeover provisions of the Delaware General Corporation Law, may make it more difficult to acquire our company or effect a change in control of our company, even if an acquisition or change in control would be in the interest of our stockholders or if an acquisition or change in control would provide our stockholders with a premium for their shares over then current market prices.

Our certificate of incorporation and bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control of our company, including changes a stockholder might consider favorable. In particular, our certificate of incorporation and bylaws, as applicable, among other things, provide that:

•	our Board of Directors shall have the ability to alter our bylaws without stockholder approval;

•	an advance notice procedure with regard to the nomination of candidates for election as directors and with regard to business to be brought before a meeting of stockholders; and

•	vacancies on our Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third party from acquiring our company, even if doing so would be beneficial to its stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights.

However, these provisions could have the effect of discouraging others from making tender offers for our shares. These provisions also may have the effect of preventing changes in our management.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Mr. Xincheng Gao, our chairman, chief executive officer and president, through Redsky Group, which he controls, currently beneficially owns approximately 65.9% of our issued and outstanding common stock as of December 31, 2009. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Gao or Redsky Group, we could be prevented from entering into transactions that could be beneficial to us. Mr. Gao or Redsky Group may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock after this offering could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue additional shares of common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions).

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

As a smaller reporting company, this information is not required.

Item 2.	Description of Property.

The following table summarizes, by business segment, the location of real properties leased by us.

We entered into a lease agreement with Northwest Fire-resistant Materials Factory in April 2006, which was amended in July 2008, whereby we were granted the right to use a piece of land located in Tongchuan City, Shaanxi Province for building our biodiesel production facility. We pay an annual rent of RMB 700,000 which is paid in four installments each year during the term of the lease agreement. This agreement has a term of eight years ending in June 2016.

We believe our facilities are currently suitable and adequate for our current needs.

Business Segment	Use of Property	Address	Lease Term
Production and Sale of Biodiesel	Biodiesel production facility	Space within the Northwest Fire-resistant Materials Factory, Tongchuan City, Shaanxi Province, China	2006 – 2016
Operation of Retail Gas Stations	Xinyuan Gas Station	Xinhua Village, Disai Town, Baqiao District, Xi’an, Shaanxi Province, China	2007 – 2027
Operation of Retail Gas Stations	Lantian Gas Station	Xihou Village, Hongqing Community, Baqiao District, Xi’an, Shaanxi Province, China	2009 – 2038
Operation of Retail Gas Stations	Fangwei Road Gas Station	Fangwei Road, Xi’an, Shaanxi Province, China	2009 – 2039

Business Segment	Use of Property	Address	Lease Term
Operation of Retail Gas Stations	Northern Gas Station in Yang County Service Stations	Yang County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Southern Gas Station in Yang County Service Stations	Yang County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Northern Gas Station in Cheng County Service Stations	Cheng County Service Stations, Xiyu Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Southern Gas Station in Cheng County Service Stations	Cheng County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023

Item 3.	Legal Proceedings.

In the normal course of business, we may be subject to claims and litigation. We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “CBEH.” Before June 26, 2009, our common stock was traded in the over-the-counter market and quoted through the Over-The-Counter Bulletin Board, or OTCBB, under the same symbol. The following table sets forth the high and low bid prices for our common stock prior to June 26, 2009 as reported by the OTCBB, and the high and low sale prices for our common stock from June 26 through June 30 and for subsequent periods, as reported by NASDAQ. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ending:	High	Low

Fiscal Year 2008
First Quarter	5.50	4.10
Second Quarter	9.00	4.50
Third Quarter	9.00	5.50
Fourth Quarter	5.50	3.40

Fiscal Year 2009
First Quarter	4.50	2.75
Second Quarter (through June 26)	6.00	3.50
Second Quarter (June 26 through June 3)	6.00	5.00
Third Quarter	8.19	4.80
Fourth Quarter	8.05	5.75
Fiscal Year 2009
First Quarter (through March 22, 2010)	10.28	6.78

Holders of Record

As of March 22, 2010, there were 240 holders of record of our common stock.  This number does not include beneficial holders of our common stock, who hold their shares in accounts through brokers or banks.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Offering

On November 4, 2009, we consummated a public offering of 5,000,000 shares of common stock at a public offering price of $5.75 per share, and subsequently on November 18, 2009, we consummated a public offering of an additional 750,000 shares of common stock at the same price as a result of the exercise of the over-allotment option.  Aggregate gross proceeds were approximately $33.1 million and we received net proceeds of approximately $30.7 million from the offering, after deducting underwriting discounts and estimated offering expenses of approximately $2.4 million. There were no payments, direct or indirect, made to any directors, officers, or their associates; to persons owning 10% percent or more of any class of our equity securities of the issuer; or our affiliates of the issuer, or direct or indirect payments to others.

We offered the shares sold in the offering pursuant to a Registration Statement on Form S-1 (File No. 333 - 161831), which was declared effective by the SEC on October 29, 2009.  We used approximately $15 million of the net proceeds from the offering to begin construction of a new bio-diesel facility, and the remaining $16 million will be used to expand our wholesale distribution and retail gas station businesses through both organic growth and potential acquisitions and for working capital and general corporate purposes.

The offering was underwritten by Oppenheimer & Co., Cowen and Company and Roth Capital Partners, LLC.  Oppenheimer & Co. acted as sole book-running manager for the offering. Cowen and Company and Roth Capital Partners, LLC served as co-managers.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of our business.

Under current PRC regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plan Information

See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for disclosure regarding our Equity Compensation Plans.

Issuer Purchases of Equity Securities

None.

Item 5.	Selected Financial Data.

As a smaller reporting company we are not required to include this disclosure.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Our Business

Company Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, wholesale distribution of finished oil and heavy oil products,, production and sale of bio-diesel, and operation of retail gas stations..

We now operate four oil depots located in Xi’an, Shaanxi Province, access to a 2.65 kilometer special transportation rail track and one 100,000 ton biodiesel production plant located in Tongchuan, Shaanxi Province, China. Our major market is China. Currently, our products are sold in 14 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, and Shanghai.

Fluctuations in Fuel Prices During 2009

For the past 9 years, China's fuel prices have been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

In January 2009, the Chinese government halved sales tax to 5% on purchases of cars with engines less than 1.6 liters. The tax cut was aimed at boosting domestic auto purchases which will likely increase overall domestic oil consumption as well as provide a stimulus for the steel sector. We believe that the sales tax cut on purchases of vehicles with small engines will drive more fuel consumption.

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

On March 25, 2009, the NDRC increased the prices of gasoline and diesel by RMB 290 or $42 per ton or 5.33% and RMB 180 or $26 per ton or 3.74%, respectively, to reflect a rebound of global oil prices. As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In April 2009, the average sales price for our oil products was approximately $745 per ton (equivalent to approximately $2.55 per gallon of gasoline and $2.83 per gallon of petro-diesel)

On June 1, 2009, the NDRC increased the prices of gasoline and diesel by RMB 400 or $59 per ton or 7.0% and RMB 400 or $59 per ton or 8.0%, respectively, to reflect the continued climb of global oil prices. As a result of this oil price increase, the retail prices of gasoline and diesel have increased accordingly.  In June 2009, the average sales price for our oil products was approximately $815 per ton (equivalent to approximately $2.72 per gallon of gasoline and $3.01 per gallon of petro-diesel)

On June 30, 2009, NDRC subsequently increased the prices of gasoline and diesel by RMB 600 or $88 per ton or 9.8% and RMB 600 or $88 per ton or 11.1%, respectively.

On July 29, 2009 NDRC decreased the prices of gasoline and diesel by RMB 220 or $32 per ton for each petroleum products.

On September 2, 2009, the NDRC decreased the prices of gasoline and diesel by RMB 300 or $44 per ton.

On September 30, 2009, the NDRC decreased the prices of gasoline and diesel by RMB 190 or $27.80 per ton.

On November 10, 2009, the NDRC increased the prices of gasoline and diesel by RMB 480 or $70.32 per ton.

Price increase and decrease reflect the fluctuation of global oil market prices.

From 2006 to 2008, there were only two oil price adjustments in each year.  However, there were eight oil price adjustments to date in 2009.  We expect that oil prices in China will be adjusted more frequently fluctuating in line with global oil prices.

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refunds of Value Added Taxes (“VAT”) and relief on consumption tax, corporate tax and fuel tax to encourage bio-diesel consumption. As a result, we are exempt from corporate income tax through the end of calendar year 2010 and also from the fuel tax.

Growth and Expansion Plans

Management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail gas stations. On the distribution and retail sides, we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies located in Shaanxi Province cannot currently reach. We plan to strengthen our outreach in certain key distribution areas. We also plan to add another three retail gas stations through acquisition or lease, which we believe will benefit our overall distribution profit margins.

We also plan to expand our current biodiesel production capacity of 100,000 tons to 150,000 tons, and have begun constructions to increase this capacity in the fourth quarter of 2009. We anticipate $15 million in capital expenditures in 2009 and 2010 to accomplish this 50,000 ton of biodiesel production facility. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bio-energy field. We continue pursuing strategic acquisition that will quickly provide financial benefits to us.

Management believes the increase in sales volume from these initiatives will not only offset the impact from fluctuation in fuel pricing, but also favorably impact overall profits and cash flow.

Public Equity Financing

On November 4, 2009, the Company completed a public equity offering issuing 5,000,000 shares of common stock at a public offering price of $5.75 per share. On November 18, the Company issued additional 750,000 shares upon the exercise of over-allotment option granted to the underwriters in the public offering. Aggregate gross proceeds were approximately $33.0 million and the Company paid approximately $2.4 million in underwriting commissions, legal fees, accounting fees, and others offering expenses. The Company raised approximately $30.7 million in net proceeds. The net proceeds will be used for acquisitions, leasing of gas stations, working capital, and other general corporate purposes.

Basis of Presentations

Our financial statements are prepared in accordance with GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at December 31, 2009 and 2008, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis.  Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Property, Plant and Equipment

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

In accordance with accounting standards codification, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Income Tax Recognition

We account for income taxes under accounting standards codification, “Accounting for Income Taxes”. “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. “Accounting for Income Taxes” additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

	For the Years Ended December 31,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$37,870,963	$18,724,367
Tax provision	(9,696,897)	(7,208,710)
Net income	$28,174,066	$11,515,657
Earnings per share (diluted)	$0.78	$0.35

In connection with the Share Exchange Agreement dated October 23, 2007, Redsky Industrial and Xi’an Baorun Industrial, two PRC companies, entered into a series of contracts whereby Redsky Industrial exercises significant control over Xi’an Baorun Industrial, including the right to receive 100% of the net income generated by Xi’an Baorun Industrial. While, as noted above, Xi’an Baorun Industrial is exempt from income tax for the years from 2004 through 2010, Redsky Industrial is not exempt from tax in those periods and is obligated for applicable PRC taxes under PRC tax laws. We account for all income taxes in accordance with “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes,”

We believe that the series of contracts entered into between Xi’an Baorun Industrial and Redsky Industrial do not constitute taxable income for the purposes of Redsky Industrial. Since commencement of these series of contracts, Xi’an Baorun Industrial has not remitted any income to Redsky Industrial, nor has Redsky Industrial demanded any remittance of income, nor is remittance expected in the future, as Xi’an Baorun Industrial is anticipating to use its undistributed earnings for future bio energy development as was anticipated when it obtained its original tax exemption. We have examined our tax position and have determined that our tax position with regards to both these entities is in compliance with applicable PRC tax laws. Pursuant to the Accounting standards codification, we have determined that we will reinvest indefinitely our earnings to the biodiesel production facility and biodiesel production technology, and accordingly no accrual of deferred tax liabilities was required as of December 31, 2009 and 2008. We have also analyzed the status of Redsky Industrial and have determined that based on the aforementioned series of contracts, if Redsky Industrial should be sold, dissolved or otherwise disposed of, the obligations of Xi’an Baorun Industrial would be terminated under the series of contracts, including Redsky Industrial’s right to 100% of Xi’an Baorun Industrial’s net income. In addition, in accordance with “Accounting for Uncertainty in Income Taxes”, we have examined our tax position in the context of “Accounting for Contingencies.”  Accounting for Uncertainty in Income Taxes is an accounting requirement that discusses tax issues that have an element of uncertainty. In accordance with “Accounting for Contingencies”, we have determined that it is probable that our tax position with regards to both Redsky Industrial and Xi’an Baorun Industrial is correct. Accordingly, no deferred tax liability has been provided for

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued a Accounting standards codification (Revised December 2004), Consolidation of Variable Interest Entities. Consolidation of Variable Interest Entities clarifies the application of accounting Research Bulletin, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. Consolidation of Variable Interest Entities clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification, “, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. Management believes this Statement will have immaterial impact on the financial statements of the Company once adopted.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009
Sales	$195,864,501	$55,794,525	$37,913,027	$289,572,053
Cost of goods sold	175,325,275	39,964,368	32,811,696	248,101,339
Gross profit	20,539,226	15,830,157	5,101,331	41,470,714
Selling, general and administrative expenses				3,820,173
Income from operations				37,650,541
Non-operating income (expenses)				220,422
Net income				37,870,963
Segment assets	111,795,742	16,407,301	35,370,619	163,573,661
Capital expenditures	370,564	-	-	370,564
2008
Sales	$143,498,550	$50,052,524	$22,955,895	$216,506,969
Cost of goods sold	129,846,614	35,527,828	20,484,060	185,858,502
Gross profit	13,651,936	14,524,696	2,471,835	30,648,467
Selling, general and administrative expenses				1,997,818
Income from operations				28,650,649
Non-operating income (expenses)				(9,926,282)
Net income				18,724,367
Segment assets	55,998,069	29,075,363	9,620,985	94,694,417
Capital expenditures	155,769	1,095,462	-	1,251,231

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2009		2008
	$	% of Sales	$	% of Sales
Sales	289,572,053	100.0%	216,506,969	100.0%
Cost of Sales	248,101,339	85.7%	185,858,502	85.8%
Gross Profit	41,470,714	14.3%	30,648,467	14.2%
Total Operating Expenses	3,820,173	1.3%	1,997,818	0.9%
Income from Operation	37,650,541	13.0%	28,650,649	13.3%
Other Income (expenses), net	220,422	0.0%	(9,926,282)	(4.6	) %
Net Income	37,870,963	13.1%	18,724,367	8.7%

Sales. Net sales for the year ended December 31, 2009 were approximately $289.6 million compared to $216.5 million in the same period in 2008, an increase of $73.1 million, or 33.8%. The increase was mainly attributable to the growth in wholesale distribution and retail gas station segments. We have continued to expand new sales channels and territories. We are conducting business in fourteen provinces and special districts compared to nine provinces in the same period of 2008.  We have also increased in-depth penetration to the existing sales territories and our existing customers. The number of customer in our wholesale distribution segment has grown from 936 in 2008 to over 1,180 in 2009.  For the year ended December 31, 2009, sales from wholesale distribution of finished oil and heavy oil products was $195.9 million compared to $143.5 million in the same period of 2008, an increase of $52.4 million or 37.0%. The sales volume of wholesale distribution of finished oil and heavy oil products increased by 126,000 tons or 82.3% from the same period in 2008.  For the year ended December 31, 2009, sales from our retail gas station segment was $37.9 million, compared to $23.0 million in the same period of 2008, an increase of $14.9 million or 64.8% as a result of four additional fully operational gas stations and an increase in sale volume per gas station.  For the year ended December 31, 2009, sales from production and sales of biodiesel was $55.8 million compared to $50.0 million in the same period of 2008.  The sales volume of production and sales of biodiesel increased by 9,700 ton or 13.9% from the same period in 2008 .

Cost of goods sold. Cost of sales for the year ended December 31, 2009 was approximately $248.1 million compared to $185.9 million in the same period of 2008, an increase of $62.2 million, or 33.5%.  The increase in cost of sales was attributable to and in line with an increase in production and sales activities during the year of 2009. Cost of sales as a percentage of sales was approximately 85.7% for the year of 2009, compared to 85.8% for the same period in 2008. For wholesale distribution of finished oil and heavy oil products, cost of goods sold as a percentage of sales for the years ended December 31, 2009 and 2008 were 89.5% and 90.5%, respectively. For production and sale of biodiesel, cost of goods sold as a percentage of sales for the years ended December 31, 2009 and 2008 were 71.6% and 71.0%, respectively. The increase as a percentage of sales in production and sale of biodiesel was attributable to lower average selling price in 2009. For our retail gas station operation, cost of goods sold as a percentage of sales for the years ended December 31, 2009 and 2008 were 86.5% and 89.2%, respectively. The decrease as a percentage of sales of our retail gas station was attributable to operational efficiency improvements and sales volume increase per gas station.

Gross profit. Gross profit was approximately $41.5 million for the year ended December 31, 2009 as compared to approximately $30.6 million in the same period of 2008, representing gross margins of approximately 14.3% and 14.2%, respectively.  For the year ended December 31, 2009, the gross profit margin of wholesale distribution of finished oil and heavy oil products was 10.5%, production and sale of biodiesel was 28.4%, and operation of retail station was 13.5%, compared 9.5%, 29.0%, and 10.8%, respectively, in the same period of 2008.  The increase in gross margin of wholesale distribution and retail gas station was attributed to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing.  The decrease in the gross margin of biodiesel was attributed to the lower selling price of diesel oil compared to the same period in 2008.  We expect our overall gross margin to improve with upwards pricing adjustments in the China domestic market.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2009 were approximately $3.6 million compared to $2.0 million for the same period in 2008, an increase of $1.6 million or 80.0%. This increase was mainly attributable to approximately $1.0 million of legal, consulting fees, stock option expenses for our independent directors and employees, and filing expenses in connection with the Company becoming public in the U.S.  Payroll and related expenses of sales and administrative staff increased by approximately $439,000 as a result of business growth and expansion of distribution channels and territories.  Total operating expenses as a percentage of sales was 1.3% and 0.9% for the years ended December 31, 2009 and 2008, respectively. We expect our professional fees to continue to increase in 2010, as we have hired an outside consulting firm to work on our Sarbanes Oxley compliance, financial advisory services, and employee stock options. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from Operations. Income from operations for the year ended December 31, 2009 was $37.9 million compared to $28.7 million in the same period of 2008. Income from operations as a percentage of sales for the years ended December 31, 2009 and 2008 were 13.1% and 13.2%, respectively. The decrease as a percentage of sales was attributable to additional selling, general and administrative expenses related to us being a public company in the U.S..

Non-operating income (expenses). Non-operating income consists mainly of governmental subsidies received in respect of our biodiesel production. For the year ended December 31, 2009, we received $0.5 million of government subsidy, compared to receipt of $0.1 million of government subsidy in the same period of 2008. There was a $9.8 million of non-cash stock based compensation expense for the make good provision related to the 2008 financing agreement with the investor..Non-operating expenses mainly consist of interest expenses, and bank service charges.

Net income. The net income for the year ended December 31, 2009 was $37.9 million compared to $18.7 million in the same period in 2008, an increase of $19.4 million or 102.7%. The significant increase in net income from the year of 2008 to 2009 was attributable to the $9.8 million of one-time non-cash stock based compensation expense related to the make good provision in 2008.  Our net margin for the years ended December 31, 2009 and 2008 were 13.1% and 8.7%, respectively.

Liquidity and Capital Resources

As of December 31, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $62.4 million and $23.1 million, respectively. At December 31 2009, current assets were approximately $131.4 million and current liabilities were approximately $10.2 million, as compared to current assets of approximately $78.3 million and current liabilities of approximately $10.8 million at December 31, 2008. Working capital equaled approximately $121.2 million at December 31, 2009, compared to $67.5 million at December 31, 2008, an increase of 79.6%. The ratio of current assets to current liabilities was 12.9-to-1 at December 31, 2009, compared to 7.3-to-1 at the December 31, 2008. The increase in working capital as of December 31, 2009 was primarily due to the increased sales volume and net income. The increase in the current ratio as of December 31, 2009 was primarily related to an increase in cash, and advances to suppliers. At December 31, 2009 our cash and cash equivalents included approximately $30.7 million of net proceeds from the public offering completed in November 2009. Approximately $15 million in proceeds from the funding will be used to construct a 50,000 ton biodiesel manufacturing facility adjacent to the existing plant. Construction of the new facility began in the fourth quarter of 2009 and is expected to be completed by the third quarter of 2010. The available cash will be used for a potential acquisition of a 50,000 ton of biodiesel production plant, leasing additional gas stations, and working capital to support growth of the Company.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008.

	For Years Ended December 31,
	2009	2008
Cash provided by (used in):
Operating Activities	$4,360,998	$8,705,385
Investing Activities	1,145,386	(1,251,231)
Financing Activities	33,748,098	14,060,434

Net cash provided by operating activities was $4,360,998 for the year ended December 31, 2009, compared to $8,705,385 of cash provided by operating activities in the same period of 2008. The net cash inflow decreased in 2009 compared to the same period of 2008 was primarily due to an increase in current assets amounting of $32.8 million and a decrease of $2.7 million in current liabilities, offset by net income of $37.9 million. The increase in current assets was mainly attributable to the increase in advance to suppliers amounting to $16.6 million and in prepaid rental expense for the newly leased gas stations amount to $19.5 million.

Net cash provided by investing activities was $1,145,386 for the year ended December 31, 2009, as compared to net cash used in investing activities of $1,251,231 in the same period of 2008. In the year of 2009, the Company disposed of three non-edible seeds crushing plants due to inefficient operation and received $1.5 million of proceeds from sales of the three facilities. During the year ended December 31, 2008, we spent approximately $1.3 million to add our biodiesel manufacturing related facilities.

Net cash provided by financing activities for the years ended December 31, 2009 and 2008 were $33.6 million and $14.1 million, respectively. In September 2009, the Company paid off approximately $2.2 million of revolving credit facilities with local banks.  In October2009, the Company received $4.4 million of proceeds by renewal of revolving credit facility with a local bank. For the period ended December 31 , 2009, we received approximately $0.9 million released from the escrow agreement as a result of us having satisfied the escrow requirements. In the same period of 2008, we received approximately $0.7 million of proceeds from a short term loan.

In October 2008, the Company received $14.1 million of proceeds from a private placement with an accredited investor. We received $9 million in proceeds from the consummation of a Series B Preferred Stock financing with the investor. The investor also exercised 1,704,545 shares of Series A-1 warrant at the exercise price of $3.00 per share with a total of $5.1 million of proceeds.

By November 18, 2009, we completed a public offering of 5,000,000 shares of our common stock and issued additional 750,000 shares of common stock through exercise of over-allotment by the underwriter, raising net proceeds of approximately $30.5 million. As a result of the public offering and cash provided by operating activities, we believe we have sufficient working capital to sustain our current business for the next 12 months due to expected increased sales volume and net income from operations. We continue the expansion of our current operations by spending approximately $15 million from the proceeds of the offering to expand our biodiesel manufacturing facility by 50,000 ton through construction of a new facility, which began in the fourth quarter of 2009. We also anticipate to spend $15 million to acquire a 50,000 ton of biodiesel production plant. We continue to expand our wholesale distribution and retail gas station businesses through both organic growth and potential acquisition. We expect to finance such expansions through the net proceeds from the public offering that was just completed.

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

Contractual Obligations and Commitments

As a smaller reporting company we are not required to to provide information required by this Item.

Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company we are not required to to provide information required by this Item

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to include this disclosure.

Item 7.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2009, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Even though management concluded that the disclosure controls and procedures were effective, management determined, when performing its evaluation that there are additional measures that could be implemented to strengthen such controls and procedures now that the Company is a public company. This determination was made by personnel in the Company’s finance and accounting department under the supervision of the Company’s Chief Financial Officer. We are developing a plan to strengthen our disclosure controls and procedures including engagement with external consulting firm to assist the Company to comply with the requirements of Sarbanes-Oxley Act, section 404 and hiring new personnel, who will be tasked to ensure that all information will be recorded, processed, summarized and communicated to management to allow for reporting on a timely basis and in compliance with the U.S GAAP and reporting requirements. We expect to complete implementation of our plan in the first two quarters of 2010. The costs associated with the plan would primarily be the investment by the Company in consulting fees and hiring new personnel to handle the financial reporting responsibility.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.

As of the date hereof our directors, executive officers and significant employees are as follows:

Name	Age	Position
Xincheng Gao	47	Chairman of the Board of Directors, Chief Executive Officer and President

Albert C. Pu	50	Chief Financial Officer

Gaihong Li	33	Executive Vice President, Controller and Director

Larry Goldman	53	Independent Director

Wenbing Christopher Wang	39	Independent Director

Junrong Guo	46	Independent Director

Xincheng Gao, Chairman, Chief Executive Officer and President.  Mr. Gao has served as our Chairman, Chief Executive Officer and President since October 23, 2007. Mr. Gao has extensive experience in the research and marketing of oil products. In November 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to produce and sell finished oil products and biodiesel. Prior to founding of Xi’an Baorun Industrial, Mr Gao worked in the Oil and Chemical Department of Shaanxi Province that oversaw the oil industry; and worked in Zhongtian Oil and Chemical Group in charge of R&D and marketing. Mr. Gao received a B.S. in Mechanical Engineering from Xi’an University of Technology in 1985 and an E.M.B.A. from Xi’an Jiaotong University in 2004.

Albert C. Pu, Chief Financial Officer.  Mr. Pu has served as our Chief Financial Officer since May 12, 2009. Mr. Pu joined the Company in February 2009 as the vice president of finance. Prior to joining the Company, from 2005 through 2009, Mr. Pu served as global controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE:APH), a U.S. based multi-national manufacturing company specializing in interconnect systems, where he was in charge of facilities in the U.S., Mexico and China. From 2004 through 2005, Mr. Pu was the director of finance of Endicott Interconnect Technologies, Inc., a U.S.-based company specializing in high-end interconnect technologies for industrial and military applications. Mr. Pu also serves as an independent director and audit committee chairman of Sino Clean Energy, Inc. (OTCBB: SCLX), a China based manufacturer and distributor of coal-water mixture. Mr. Pu has over 19 years of accounting and audit experience. Mr. Pu has a B.S. in Accounting from the State University of New York, Institute of Technology in 1990. He is a New York State Certified Public Accountant.

Gaihong Li, Executive Vice President, Controller and Director.  Ms. Li has served as our Executive Vice President since June 2009, and as Controller since May 12, 2009. Ms. Li served as our Chief Financial Officer from October 23, 2007 until May 12, 2009, and has served as a member of our board of directors since December 9, 2007. Ms. Li has also served as Chief Financial Officer of Xi’an Baorun Industrial since September 2005 until May 12, 2009. Ms. Li has more than ten years of experience in the oil industry. From August 2000 until Ms. Li joined Xi’an Baorun Industrial in September 2005, Ms. Li served as Chief Financial Officer of Xi’an Dongfang Oil Group Co., Ltd., which is located in China and engages in the business of oil production. Ms. Li obtained a B.S. degree in Accounting from Xi’an Northwest University in 1997, and is currently studying to obtain an E.M.B.A. degree in Business Administration from Xi’an Jiaotong University.

Larry Goldman, Independent Director.   Mr. Goldman has served as an independent director since November 17, 2008.  Mr. Goldman is a certified public accountant with over 25 years of auditing, consulting and technical experience and from October 2007 to the present time works as a consultant providing CFO support to various US listed public companies.  Mr. Goldman served from May 2006 to October 2007 as the Treasurer and Acting Chief Financial Officer of Thorium Power, Ltd. (NASDAQ: THPW). Prior to joining Thorium Power, Ltd. Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years auditing public companies. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (AMEX: WWIN), a China based manufacturer of medical disposable products and surgical dressings; Wonder Auto Tech, Inc. (NASDAQ:WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China; China Advanced Construction Material (NASDAQ:CADC), a leading producer and supplier of ready mix cement and China GengSheng Minerals Inc.(AMEX:CHGS) a developer and manufacturer of mineral based industrial material products. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace for almost 10 years, having also audited several US listed Chinese public companies.

Wenbing (Christopher) Wang, Independent Director.   Mr. Wang has served as an independent director since November 17, 2008.  Mr. Wang currently serves as Interim Chief Financial Officer, President and a director of Fushi Copperweld, Inc. Prior to joining Fushi, from November 2004 to March 2005, Mr. Wang served as an Executive Vice President of Redwood Capital, Inc., with a specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. From October 2002 to September 2004, Mr. Wang served as Assistant VP of Portfolio Management at China Century Investment Corporation. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Mr. Wang is also an independent director of General Steel Holding Inc. (NYSE: GSI), through its subsidiaries engages in the manufacture and sales of steel products in the People’s Republic of China; Orient Paper, Inc. (NYSE AMEX: ONP), engages in the production and distribution of paper and paper products in the People’s Republic of China; and Energroup Holdings Corporation (OTCBB:ENHD), which engages in the production, packaging, sales, marketing and distribution of fresh and processed meat products in the People’s Republic of China. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang offers the Company significant financial, strategic and management expertise. He also brings a wealth of knowledge having served as an independent director of various public companies with operation in the PRC.

Junrong Guo, Independent Director.  Mr. Guo has served as an independent director since November 17, 2008.  Mr. Guo is a professional researcher in the forestry field. Since June 2003, Mr. Guo has engaged in research and development in the forestry resources with Shaanxi Forest Researching & Planning Institute, Mr. Guo served as director of Shaanxi Forest Institute from 1999 to 2000, and director of Shaanxi Ginkgo Research Institute from 1997 to 1999. Through his work experience Mr. Guo participated in the projects such like National Key Scientific & Technological Projects, Shaanxi Government Key Scientific & Technological Projects, Shaanxi Forest & Agricultural Key Projects, Yanglin Youth Scientific & Technological Projects, among of which gained Shaanxi Scientific & Technological Progress Awards. Mr. Guo has been granted honors and awards including Shaanxi New Century Talent, Specialist to Enjoy the State Subsidies’ in 2004, Evaluation Committee of Shaanxi Scientific & Technological Progress Award from 2005 to 2008 and Professional Researcher in 2006, Shaanxi Agricultural Expert in 2008. With his expertise in forestry, Mr. Guo continues working with the Company to explore various feedstocks for the Company’s biodiesel production.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

No director or executive officer is related to any other director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2009, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except that Redsky Group Limited and Mr. Gao did not file a Form 4 reflecting the private sale of 517,200 shares of Redsky Group’s common stock, which occurred on September 10, 2009.

CORPORATE GOVERNANCE

Board of Directors

We have five members serving on our Board of Directors, of which a majority are independent directors . All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present or by unanimous written consent.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended.  The audit committee  consists of Larry Goldman, Wenbing (Christopher) Wang and Junrong Guo.  Each of these members are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee operates under a written charter. Mr.Goldman is the Chairman of our Audit Committee.

Our board of directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of the SEC, serving on our audit committee, and that Larry Goldman is the “audit committee financial expert.”  Mr. Goldman is “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Annual Report on Form 10-K on March 25, 2009.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 28, 2008. The Code of Ethics constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.   A copy of Code of Ethics is filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2008.  A printed copy of the Code of Ethics may  be obtained free of charge by writing to China Integrated Energy, Inc., Dongxin Century Square, 7th Floor, Hi-Tech Development District, Xi’an, Shaanxi Province, PRC 710043.

Item 11.	Executive Compensation.

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities. We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We believe that the compensation of our executive officers is appropriate.

It is not uncommon for companies with operations primarily in China to have base salaries and bonuses as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors located in China, the base salary and bonus paid to our named executive officers is in line with our domestic competitors, such as Shaanxi Dongda Oil and Chemical Co., Ltd. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

Our 2003 Equity Incentive Program provides for the grant of incentive stock options, nonqualified stock options and restricted stock awards. Certain awards are intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended. The incentive plan was approved by our stockholders on August 11, 2003.

We will consider other elements of compensation, including without limitation, short- and long-term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparable to our peers in the industry and is aimed to retain and attract talented individuals.

Summary Compensation Table

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009 and 2008 to the identified persons (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Xincheng Gao (1)	2008	40,000	10,000	-	50,000
Chairman, President, and Chief Executive Officer
	2009	44,000	10,000	-	54,000

(1) Reflects compensation received by our named executive officer in his capacity as an executive officer of Xi’an Baorun Industrial.

During each of the last two fiscal years, none of our other executive officers had total compensation greater than $100,000. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Contracts and Termination of Employment

The following employment agreements were entered into by Xi’an Baorun Industrial and the following executive officers:

Xincheng Gao

Xi’an Baorun Industrial entered into an employment agreement with Mr. Xincheng Gao to employ him as its chairman, effective as of October 23, 2007. The agreement will expire on October 22, 2010, and may be renewed for an additional term of three years. Mr. Gao is entitled to a base monthly salary in an amount of $800. Xi’an Baorun Industrial also pays premiums for Mr. Gao for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. Xi’an Baorun Industrial has a right to adjust the salary and welfare benefits of Mr. Gao appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Mr. Gao also executed a confidentiality and non-competition agreement. In the event of a major change in the objective situation, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice, or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement.

Gaihong Li

Xi’an Baorun Industrial entered into an employment agreement with Ms. Gaihong Li to employ her as its chief financial officer, effective as of October 23, 2007. The current term of the agreement will expire on October 22, 2010, and may be renewed for an additional term of three years. Ms. Li receives a base monthly salary in an amount of $500. Xi’an Baorun Industrial also pays premiums for Ms. Li for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. Xi’an Baorun Industrial has a right to adjust the salary and welfare benefits of Ms. Li appropriately based on her capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Ms. Li also executed a confidentiality and non-competition agreement. In the event of a major change in the objective situation, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement. Ms. Li resigned as our chief financial officer as of May 12, 2009 and now acts as executive vice president and controller. ‘

Albert C. Pu

Xi’an Baorun Industrial entered into an employment agreement with Mr. Pu on January 22, 2009 whereby the Company employed Mr. Pu as chief financial officer. The term of Mr. Pu’s employment is two years commencing from February 2, 2009. Mr. Pu receives an annual salary of $70,000, including an allowance for housing and social insurance, as well as reimbursement of reasonable out-of-pocket expenses and travel for business purposes. Mr. Pu also executed a confidentiality and non-competition agreement. In the event of a major change in the objective situation, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice, or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement.

Grants of Plan-Based Awards

This information has been omitted based on the Company’s status as a smaller reporting company.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation Of Directors

Compensation paid to our independent directors as of December 31, 2009 is as follows

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)

Larry Goldman	$20,000	$-	$-	$20,000

Wenbing (Christopher) Wang	$15,000	$-	$-	$15,000

Junrong Guo	$2,930	$-	$-	$2,930

Each of Messrs. Goldman, Wang and Guo entered into Independent Director Agreements with the Company on November   , 2008.  Pursuant to the terms of those agreements, Mr. Goldman shall receive $20,000 in cash annually and an annual option grant to purchase 20,000 shares of common stock of the Company, Mr. Wang shall receive $15,000 in cash annually and an annual option to purchase 20,000 shares of common stock of the Company, and Mr. Guo shall receive RMB20,000 in cash annually. In addition, each of Mr. Goldman and Mr. Wang shall receive $1,000 for each director meeting attended by phone and $5,000 for each director meeting attended in person.  The exercise price of the annual option grants shall be equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and such options vest quarterly, in equal installments over the 12 months period from date of grant.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 22, 2010 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 22 , 2010, we had 36,321,091 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 22, 2010, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)(3)

Redsky Group Limited (4)	21,997,345	60.6%

Xincheng Gao (5)	21,997,345	60.6%

Albert C. Pu (6)	15,000	*

Gaihong Li (7)	20,100	*

Larry Goldman (8)	25,000	*

Wenbing Christopher Wang (8)	25,000	*

Junrong Guo	---	--

Vision Capital Advisors, LLC (9)	3,411,652	9.4%

All Directors and Executive Officers, as a group (6 persons)	22,082,445	60.8%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 36,321,091 shares of Common Stock issued and outstanding.

(3) In determining the percent of our common stock owned by a person or entity on March 22, 2010 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of outstanding warrants and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of our common stock outstanding on that date March 22, 2010, plus (ii) the total number of shares that the beneficial owner may acquire on conversion of preferred stock and on exercise of warrants and options.

(4) Includes options to purchase up to 60,000 shares of common stock which are exercisable within the next 60 days.  The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands.

(5) Includes options to purchase up to 60,000 shares of common stock which are exercisable within the next 60 days.  Mr. Gao Xincheng, as the sole stockholder of Redksy Group, has dispositive and voting power over the shares.

(6) Includes an option to purchase up to 15,000 shares of common stock which is exercisable within the next 60 days.

(7) Includes 100 shares of common stock and an option to purchase up to 20,000 shares of common stock which is exercisable within the next 60 days.

(8) Includes options to purchase up to 25,000 shares of common stock, of which 20,000 are fully vested and exercisable and 5,000 are exercisable within the next 60 days.

(9) Includes 1,631,578 shares issuable upon conversion or exercise of derivative securities within the next 60 days.  Derived from a Schedule 13G/A group filing by Vision Capital Advisors, LLC, which included Vision Opportunity Master Fund, Ltd. (VOMF) and Vision Capital Advantage Fund, L.P. (VCAF), with the SEC on February 17, 2010. VOMF and VCAF are deemed to be affiliates of each other and Vision Capital Advisors and beneficially own, in the aggregate, approximately 9.9% of the shares of the Company’s common stock, which includes securities exercisable and convertible into shares of common stock.  The principal business office of VCAF is 20 West 55th Street, 5th Floor, New York, New York 10019. The principal business office of VOMF is Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9007, Cayman Islands. Mr. Adam Benowitz and Vision Capital Advisors, LLC may be deemed to share with Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. voting and dispositive power with respect to the shares. Pursuant to the terms of the Series A-1 and A-2 Warrants and the Certificate of Designation for each of the series A and series B preferred stock, at no time may VOMF and VCAF convert their shares of preferred stock into shares of common stock if the conversion would result in VOMF and VCAF together beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon providing us with sixty-one days’ notice that VOMF and VCAF wish to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the series A or series B preferred stock referenced in the waiver notice. Similarly under the terms of the Series A-1 and Series A-2 Warrants, at no time may VOMF and VCAF exercise the warrant if the exercise would result in VOMF and VCAF together beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon providing us with sixty-one days’ notice that VOMF and VCAF wish to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the shares referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent VOMF and VCAF from selling some of their holdings and then receiving additional shares. Accordingly, each of VOMF and VCAF could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit

Change in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2009:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	60,000	$5.03	5,187,500

Equity compensation plans not approved by security holders	30,000	6.00	-0-

Total	90,000	5.35	5,187,500

Equity compensation plans approved by security holders

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

The total number of shares of our common stock that may be issued under the Plan may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants and/or restricted stock awards.  The total number of shares may be increased annually based upon the total number of common stock outstanding in subsequent years.  In connection with our private placement in 2008, we agreed to limit the number of awards we grant under the Plan to no more than 10% of the total number of shares of Common Stock issued and outstanding at any time.

Equity compensation plans not approved by security holders

In February 2009, the Company retained an investor relations consulting firm for the investor relations services. As a part of investor relations consulting fee, the Company issued the investor relations consulting firm warrants to purchase 30,000 shares of the Company’s common stock with a strike price at $6.00 per share. The warrants will be vested on the one year anniversary of the contract signature date and exercisable only for cash; and will expire 18 months from the date of vesting.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction

As of December 31, 2007, there was an advance of $593,696 to a related party that is 40% owned by one of the shareholders of Baorun Industrial. In 2008, the advance was fully repaid. The Company has also periodically purchased oil supplies at the fair market value from this related party. There has been no purchase from this related party since 2008.

Director Independence

A majority of the directors serving on our Board must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market, Inc. (“NASDAQ”). The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Larry Goldman, Wenbing Christopher Wang and Junrong Guo. In accordance with the Marketplace Rules of NASDAQ a majority of our Board of Directors is independent.

The Board of Directors has determined that none of Messrs. Goldman, Wang or Guo has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of an independent director .  In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Party Transactions” above.

Review, Approval or Ratification of Transactions with Related Parties

The transactions with related parties described above by Baorun Industrial were entered into prior to the consummation of the Share Exchange and the formation of an Audit Committee of the Board of Directors. Baorun Industrial did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described. Our Audit Committee under its charter is responsible reviewing and approving any related party transactions.  It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Item 13.	Principal Accountant Fees and Services.

Our independent accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2009 and 2008, was Sherb & Co., LLP.  The following table shows the fees paid or accrued by us to Sherb & Co., LLP during the periods indicated.

	2009	2008
Audit Fees	$107,800	$84,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All other fees	$80,000	$-

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.  Other fees were for professional services rendered for the public equity offering that was completed November 4, 2009, and the underwriters’ exercise of the over-allotment that was completed November 18, 2009.

Pre-Approval of Services.

Prior to November 17, 2008, we did not have an audit committee and as a result, our entire board of directors performed the duties of an audit committee. Our board of directors evaluated and approved in advance the scope and cost of the engagement of an auditor before the auditor rendered audit and non-audit services.

Following the establishment of our Audit Committee, the Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

Item 14.	Exhibits, Financial Statement Schedules.

(a) The following are filed with this Annual Report:

(1)	(i) Consolidated Balance Sheets
(ii)	Consolidated Statements of Income and Comprehensive Income
(iii)	Consolidated Statement of Stockholders' Equity
(iv)	Consolidated Statements of Cash Flows

(2)	Not applicable.

(3)	Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)
3.1	Certificate of Correction filed on July 24, 2007. (3)
3.1	Certificate of Amendment filed on June 11, 2007. (4)
3.1	Articles of Incorporation. (5)
3.1	Certificate of Amendment to Articles of Incorporation. (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws. (5)
4.1	Form of Warrant. (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
10.1	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)
10.2	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)
10.8	Power of Attorney of Gao Xincheng. (8)
10.9	Power of Attorney of Gao Huiling. (8)
10.10	Power of Attorney of Liu Yunlong. (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng. (8)
10.12	Nominee Letter between Redsky China and Gao Huiling. (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong. (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008. (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008. (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008. (9)

10.20	Management Escrow Agreement, dated as of October 14, 2008. (9)
10.21	Form of Warrant Exercise Agreement. (9)
10.22	Gas Station Lease Agreement, dated as of May 20, 2008. (10)
10.23	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.24	Gas Station Leasing Business Contract, dated as of May 28, 2009 (12)
10.25	Gas Station Lease Agreement, dated as of February 1, 2007 (13)
10.26	Gas Station Lease Agreement, dated as of July 27, 2009 (13)
10.27	Land Lease Agreement, dated as of April 20, 2006 (13)
10.28	Oil Storage Service Agreement, effective as of January 1, 2009 (13)
10.29	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.30	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)
10.31	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.32	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)
10.33	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.34	2003 Equity Incentive Program (6)
10.35+	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co.
10.36+	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co.
10.37+	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009
10.38	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009
10.39+	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010
10.40+	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009
14	Code of Business Conduct and Ethics. (8)
21	List of Subsidiaries. (7)
23.1+	Consent of Sherb & Co.
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_________________
+ Filed herewith.
* Management Contract or Compensatory Arrangement
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.

(b)  Exhibits required by Item 601 of Regulation S-K are listed above and filed herewith.

(c)  None

CHINA INTEGRATED ENERGY, INC..
AND SUBSIDIARIES

SHERB & CO., LLP	1900 NW Corporate Blvd., Suite East 210 Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 E-mail: info@sherbcpa.com Offices in New York, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Integrated Energy, Inc.

We have audited the accompanying consolidated balance sheets of China Integrated Energy, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. China Integrated Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Integrated Energy, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

Boca Raton, Florida
March 30, 2010

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,415,443	$23,119,028
Restricted cash	-	919,351
Accounts receivable	3,099,587	8,164,320
Other receivables and deposits	7,231,586	3,986,984
Prepaid expenses	3,145,502	1,884,102
Advance to suppliers	34,544,100	17,945,487
Inventories, net	20,954,851	22,268,903

Total current assets	131,391,069	78,288,175

Prepaid rents	24,620,685	6,408,568
Property and equipment, net	7,561,907	9,997,674

Total noncurrent assets	32,182,592	16,406,242

TOTAL ASSETS	$163,573,661	$94,694,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from customers	$1,903,124	$4,580,462
Taxes payable	1,242,931	735,461
Other payables	2,700,988	3,232,088
Loans payable	4,395,025	2,247,197

Total current liabilities	10,242,068	10,795,208

TOTAL LIABILITIES	10,242,068	10,795,208

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares
10,000,000; issued and ourstanding 3,115,753 and
3,465,753 shares at December 31, 2009 and December 31 2008, respectively	3,115	3,465
Common stock, $.0001 par value; authorized shares
79,000,000; issued and outstanding 33,269,091 and
27,169,091 shares at December 31, 2009 and December 31, 2008, respectively	3,326	2,716
Additional paid in capital	75,858,994	44,434,250
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	5,473,420	5,337,003
Retained earnings	67,072,624	29,201,661

Total stockholders' equity	153,331,593	83,899,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,573,661	$94,694,417

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2009	2008

Sales	$289,572,053	$216,506,969

Cost of goods sold	248,101,339	185,858,502

Gross profit	41,470,714	30,648,467

Selling, general and administrative expenses	3,820,173	1,997,818

Income from operations	37,650,541	28,650,649

Non-operating income (expenses)
Interest expenses	(121,522)	(125,201)
Subsidy income	541,059	100,792
Other expense	(199,115)	(63,519)
Stock based compensation - make good provision (see Note 18)	-	(9,838,354)

Total non-operating income (expenses)	220,422	(9,926,282)

Net income	37,870,963	18,724,367

Other comprehensive item
Foreign currency translation gain (Loss)	64,508	3,017,271

Comprehensive Income	$37,935,471	$21,741,638

Net Income	$37,870,963	$18,724,367
Deemed dividend to preferred stockholders	-	(863,014)
Net income available to common stockholders	$37,870,963	$17,861,353

Basic and diluted weighted average shares outstanding
Basic	28,230,461	25,889,748
Diluted	36,254,975	32,877,570

Basic and diluted net earnings per share available to common stockholders
Basic	$1.34	$0.69
Diluted	$1.04	$0.54

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total stockholders' equity

Balance at December 31, 2007	1,000,000	$1,000	25,454,545	$2,545	$19,611,938	$2,051,030	$2,319,732	$14,209,392	38,195,637

Preferred Shares issued for cash	2,465,753	2,465	-	-	8,997,535	-	-	-	9,000,000

Warrant exercised	-	-	1,704,546	170	5,113,465	-	-	-	5,113,635

Shares issued to employees	-	-	10,000	1	9,944	-	-	-	9,945

Deemed dividend	-	-	-	-	863,014	-	-	(863,014)	-

Make good provision	-	-	-	-	9,838,354	-	-	-	9,838,354

Net income for the year	-	-	-	-	-	-	-	18,724,367	18,724,367

Transfer to statutory reserves	-	-	-	-	-	2,869,084	-	(2,869,084)	-

Foreign currency translation gain	-	-	-	-	-	-	3,017,271	-	3,017,271

Balance at December 31, 2008	3,465,753	3,465	27,169,091	2,716	44,434,250	4,920,114	5,337,003	29,201,661	83,899,209

Preferred B conversion	-350,000	-350	350,000	35	315	-	-	-	-

Shares issued to employees	-	-	-	-	30,056	-	-	-	30,056

Stock purchase option - directors	-	-	-	-	155,104	-	-	-	155,104

Stock-based compensation	-	-	-	-	555,710	-	-	-	555,710

Net income for the year	-	-	-	-	-	-	-	37,870,963	37,870,963

Issuance of common stock	-	-	5,750,000	575	30,683,559	-	-	-	30,684,134

Foreign currency translation gain (loss)	-	-	-	-	-	-	136,417	-	136,417

Balance at December 31, 2009	3,115,753	$3,115	33,269,091	$3,326	$75,858,994	$4,920,114	$5,473,420	$67,072,624	$153,331,593

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For The Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,870,963	$18,724,367
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss on disposal of property and equipment	155,866	-
Depreciation	1,145,538	1,040,924
Stock based compensation - make good provision	-	9,838,354
Stock based compensation	740,870	9,945
(Increase) decrease in current assets:
Accounts receivable	5,071,574	(7,731,421)
Other receivables, deposits and prepaid expenses	(3,242,271)	(8,466,631)
Advance to suppliers	(16,564,092)	(280,790)
Inventories	1,341,491	(9,223,710)
Prepaid expenses - Rents, non-current	(19,449,270)	-
Due from related party	-	623,581
Increase (decrease) in current liabilities:
Accounts payable	-	(187,219)
Advance from customers	(2,681,291)	3,982,577
Taxes payable	506,177	592,462
Other payables and accrued expenses	(534,557)	(217,054)

Net cash provided by operating activities	4,360,998	8,705,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sales of property and equipment	1,515,950	-
Acquisition of property and equipment	(370,564)	(1,251,231)

Net cash provided in (used in) investing activities	1,145,386	(1,251,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	919,351	(718,768)
Proceeds from short-term loans	4,394,252	719,942
Repayment of auto loans and notes payable	(2,249,638)	(54,375)
Proceeds from issuance of preferred stock	-	9,000,000
Proceeds from warrants exercised	-	5,113,635
Proceeds from issuance of common stock	30,684,133	-

Net cash provided by financing activities	33,748,098	14,060,434

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	41,933	222,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,296,415	21,736,657

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,119,028	1,382,371

CASH AND CASH EQUIVALENTS, END OF YEAR	$62,415,443	$23,119,028

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$121,522	$125,201

NON-CASH INVESTING AND FINANCING ACTIVIES:
Conversion of preferred B stock	$350	$-

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Company History

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

Pursuant to our strategy, we acquired Baorun Group pursuant to a Share Exchange Agreement, dated October 23, 2007, with Baorun Group, Redsky Group Limited, a British Virgin Islands company, Princeton Capital Group LLP, Castle Bison, Inc. and Stallion Ventures, LLC. Together, Redsky Group and Princeton Capital Group owned shares constituting 100% of the issued and outstanding ordinary shares of Baorun Group. Pursuant to the terms of the Share Exchange Agreement, Redsky Group and Princeton Capital Group transferred to us all of their shares in Baorun Group in exchange for the issuance of 22,454,545 shares of our common stock to Redsky Group and 1,500,000 shares of our common stock to Princeton Capital Group. As a result of this share exchange, Baorun Group became our wholly owned subsidiary and Redsky Group and Princeton Capital Group acquired an aggregate of approximately 94.11% of our common stock.

On November 15, 2007, through a merger of a wholly owned subsidiary, China Bio Energy Holding Group Co., Ltd., the Company’s corporate name was changed to “China Bio Energy Holding Group Co., Ltd.”

On September 17, 2009, the Company’s corporate name was changed to “China Integrated Energy, Inc.”

Corporate Structure

We are engaged in three business segments, (1) the wholesale distribution of finished oil and heavy oil products, (2) the production and sales of biodiesel, and (3) the operation of retail gas stations.  We operate our business through certain contractual agreements between Redsky Industrial and Xi’an Baorun Industrial.  Redsky Industrial is our indirect wholly owned subsidiary that is a registered wholly foreign owned enterprise in the People’s Republic of China.  Xi’an Baorun Industrial is based in China and wholly owned by Chinese citizens, including our Chairman and Chief Executive Officer, Mr. Xincheng Gao, who owns 70% of Xi’an Baorun Industrial.

The following diagram illustrates our corporate structure

Contractual Agreements with Xi’an Baorun Industrial

We do not own an equity interest in Xi’an Baorun Industrial. In order to meet domestic ownership requirements under Chinese law, which restricts foreign companies from operating in the finished oil industry, Redsky Industrial executed a series of exclusive contractual agreements with Xi’an Baorun Industrial, which allow us, among other things, to secure significant rights to influence Xi’an  Baorun Industrial’s business operations, policies and management, to approve all matters requiring shareholder approval, and give us the right to include 100% of the annual net income earned by Xi’an Baorun Industrial as part of our consolidated financial statements. In addition, to ensure that Xi’an Baorun Industrial and its shareholders perform their obligations under these contractual arrangements, the shareholders have pledged to Redsky Industrial all of their equity interests in Xi’an Baorun Industrial.  At such time that current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil industry in China are lifted, Redsky Industrial may exercise its option to purchase the equity interests in Xi’an Baorun Industrial directly.

Since Baorun Group owns Redsky Industrial, which effectively controls Xi’an Baorun Industrial, Xi’an Baorun Industrial is deemed a subsidiary of Baorun Group, our legal subsidiary. Based on Xi’an Baorun Industrial’s contractual relationship with Redsky Industrial as set forth in the Exclusive Business Cooperation Agreement, we have determined that Xi’an Baorun Industrial should be deemed to be our variable interest entity has been created in accordance with FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46(R)”). Under FIN 46(R), Xi’an Baorun Industrial is to be presented as our consolidated subsidiary.

The contractual agreements Redsky Industrial entered into with Xi’an Baorun Industrial and its shareholders include the following:

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered into between Redsky Industrial and Xi’an Baorun Industrial on October 19, 2007, as amended on March 24, 2008, Redsky Industrial has the exclusive right to provide complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research. Xi’an  Baorun Industrial has agreed to pay the service fee on a monthly basis to Redsky Industrial equal to 100% of the monthly net income of Xi’an Baorun Industrial. This agreement is subject to renewal at the option of both Redsky Industrial and Xi’an Baorun Industrial.   Redsky Industrial has the right to early termination of this agreement for any reason upon 30 days written notice. Xi’an Baorun Industrial only has the right to early termination this agreement in the event of the gross negligence of, or fraudulent acts by Redsky Industrial.

Exclusive Option Agreements

Under Exclusive Option Agreements dated October 19, 2007 entered into among Redsky Industrial, each of the three shareholders of Xi’an Baorun Industrial and Xi’an Baorun Industrial, the shareholders of Xi’an Baorun Industrial irrevocably granted to Redsky Industrial or its designated person, an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interests in Xi’an Baorun Industrial for a purchase price either to be designated by Redsky Industrial or to be determined based on the evaluation of the equity interests required by PRC law. Redsky Industrial or its designated person has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at Redsky Industrial’s election.

Equity Pledge Agreements

Under the Equity Pledge Agreements dated October 19, 2007, entered into among Redsky Industrial, Xi’an Baorun Industrial and each of the three shareholders of Xi’an Baorun Industrial, the shareholders of Xi’an Baorun Industrial pledged their equity interests in Xi’an Baorun Industrial to guarantee Xi’an Baorun Industrial’s performance of its obligations under the Exclusive Business Cooperation Agreement. If Xi’an Baorun Industrial fails to perform its payment obligations under the Exclusive Business Cooperation Agreement, or if Xi’an Baorun Industrial or any of its shareholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, Redsky Industrial is entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of Xi’an Baorun Industrial agreed not to dispose of the pledged equity interests or take any actions that would prejudice Redsky Industrial’s interest.  Each of the Equity Pledge Agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been  paid by Xi’an Baorun Industrial and Xi’an Baorun Industrial no longer has any obligations under the Exclusive Business Cooperation Agreement.  Since the Exclusive Business Cooperation Agreement may be renewed at Redsky Industrial’s option, the equity pledge will remain in effect with each such renewal of the Exclusive Business Cooperation Agreement, and until all payments due under the Exclusive Business Cooperation are paid in full by Xi’an Baorun Industrial.

Irrevocable Powers of Attorney

Under irrevocable powers of attorney, each of the three shareholders of Xi’an Baorun Industrial granted to Redsky Industrial the power to exercise all voting rights of such shareholder in shareholders’ meetings, including, but not limited to, the power to determine the sale, pledge or transfer of, or otherwise disposal of all or part of such shareholder’s equity interest in, and appointing and electing the directors, the legal representative (chairperson), chief executive officer and other senior management of Xi’an Baorun Industrial.

Incentive Option Agreements

On October 19, 2007, Redsky Group entered into an Incentive Option Agreement with Mr. Xincheng Gao, our chairman and chief executive officer, whereby Redsky Group granted an incentive option to Mr. Gao to purchase 3,000 ordinary shares of Redsky Group at an exercise price of $1.00 per share for a total aggregate consideration of $3,000.  In connection with the share exchange, Redsky Group was issued 22,454,545 shares of our common stock.  In August 2008, Mr. Gao exercised the option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America,, include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of accounting standards codification. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

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

As of December 31, 2009 and December 31, 2008, the Company maintained restricted cash of $-0- and $919,351, respectively. Restricted cash was held from the proceeds of private placements for the purposes of investor relations expenditure and recruitment of independent board of directors, VP of investor relations, and chief financial officer (see note number 16, Escrow Agreement).

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at December 31, 2009 and December 31, 2008 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Advance to Suppliers

Advance to suppliers consist of prepayments to the suppliers for products that have not yet been received. Any amount paid to the suppliers prior to the Company’s acceptance of petroleum products are recorded as advance to suppliers. The Company will record the prepayment as inventory at the time of accepting delivery of petroleum products from suppliers. Advance to suppliers as of December 31, 2009 and 2008 were $34,544,100 and $17,945,487, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of December 31, 2009 and December 31, 2008 were $1,903,124 and $4,580,462, respectively.

Property, Plant, and Equipment

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

In accordance with accounting standards codification, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. There was no fixed asset impairment.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes the accounting standards codification, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of accounting standards codification, ”Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of the accounting standards codification, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the accounting standards codification. As a result of the implementation of the accounting standards codification, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of the accounting standards codification did not have a material impact on the Company’s financial statements.

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

There were no sales returns and allowances for 2009 and 2008. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Statement of Cash Flows

In accordance with the accounting standards codification “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company uses Statement of accounting standards codification “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2009 and 2008 were included net income and foreign currency translation adjustments.

Fair value of financial instruments

The accounting standards codification, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value

On January 1, 2008, the Company adopted the accounting standards codification “Fair Value Measurements.” The accounting standards codification defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the accounting standards codification, “Share-Based Payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued the accounting standards codification (Revised December 2004), “Consolidation of Variable Interest Entities”. The accounting standards codification clarifies the application of Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. The accounting standards codification clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results or retained earnings.

New Accounting Pronouncements

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued “Non-controlling Interests in Consolidated Financial Statements - An Amendment of the accounting standards codification. The amended accounting standards codification establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The non-controlling Interests in Consolidated Financial Statements clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The non-controlling Interests in Consolidated Financial Statements also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The non-controlling Interests in Consolidated Financial Statements is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the non-controlling Interests in Consolidated Financial Statements will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Business Combinations

In December 2007, the FASB issued accounting standards codification (Revised 2007), “Business Combinations”. The revised financial accounting standard of “Business Combinations” will significantly change the accounting for business combinations. Under the revised accounting standards codification of “Business Combinations”, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised accounting standards codification of “Business Combinations will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

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

The revised accounting standards codification of “Business Combinations also includes a substantial number of new disclosure requirements. The revised accounting standards codification of “Business Combinations applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company, we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects the revised accounting standards codification of “Business Combinations will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Defining Warrant Indexed To A Company’s Own Stock

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) issue, “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock”. The accounting standards codification mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of the accounting standards codification results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of the accounting standards codification will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at the date. The accounting standards codification, “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock” is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The full ratchet period of the Company’s warrant A-1 and warrant A-2 series expired on October 22, 2008 one year following the original issue date of October 23, 2007. Adoption of the accounting standards codification does not effect on the Company’s financial statements and disclosures.

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

Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ).   The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification, “, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have immaterial impact on the financial statements of the Company once adopted.

3.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2009 and 2008 amounted to $41,905,658 and $21,901,405, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

4.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 13 - Commitments) and other expenses. At December 31, 2009 and 2008, the current portion of prepaid rental expenses of gas stations was $2,732,546 and $1,884,102, respectively. At December 31, 2009 and 2008, the noncurrent portion of prepaid expenses amounted $24,620,685 and $6,408,568, respectively, which represents the prepaid rents that will be expensed after one year.

5.  INVENTORIES

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Petroleum	$10,449,525	$5,676,454
Diesel	5,601,725	8,727,090
Raw material for manufacturing bio-diesel oil	4,903,601	8,018,594
Subtotal	20,954,851	22,422,138
Less: Inventory pricing reserve	-	(153,235)
Total	$20,954,851	$22,268,903

6.  OTHER RECEIVABLES AND DEPOSITS

At December 31, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $7,231,586, of which $6,973,439 was a deposit for the purchase of Jinzhen gas station . At December 31, 2008, other receivables represented an advance to Ningxia Yuanshun Petrochemical Co. in the amount of $3,047,242 (see Note 11 - Other Payables), and deposits made for purchase of equipments and short term cash advances to third parties in the amount of $939,742.

7.  PROPERTY, PLANT, AND EQUIPMENT

Plant, property, and equipment are summarized as follows:
	December 31, 2009	December 31, 2008
Building	$336,051	$335,624
Diesel Processing Equipment	8,360,404	10,325,005
Office Equipment	145,456	120,588
Other Equipment	34,047	31,888
Motor Vehicles	1,142,029	797,020
	10,017,987	11,610,125
Less: Accumulated Depreciation	(2,456,080)	(1,612,451)
Total	$7,561,907	$9,997,674

Depreciation expense for the periods ended December 31, 2009 and 2008 were $1,145,538 and $1,040,924, respectively.

8.  MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2009, one major customer accounted for approximately 26.2% of the Company’s total sales, and this customer had no accounts receivable balance at December 31, 2009. No other major customers accounted for over 10% of the Company’s total sales.

For the year ended December 31, 2009, ten vendors accounted for approximately 79.3% of the Company’s total purchase; within them one vendor provided approximately 30.8% of the Company’s total purchases. There were no accounts payables due to these vendors at December 31, 2009 and 2008.

9.  TAX PAYABLE

Tax payable consisted of the following at December 31, 2009 and 2008:

	December, 31 2009	December 31, 2008
Value added tax payable	$1,150,725	$683,842
Urban maintenance and construction tax payable	80,551	48,879
Other tax payable	11,655	2,740
	$1,242,931	$735,461

10.  INCOME TAXES

Xi’an Baorun Industrial Development Co., Ltd. (Baorun Industrial ) obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Redsky had a net operating loss of approximately $15,800 and $31,000 for the years ended December 31, 2009 and 2008, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun China Group Limited is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for years ended December 31, 2009 and 2008, and has loss carryover of approximately $178,600 at December 31, 2009.  The net operating loss carries forward infinitely for the Hong Kong profits tax, and may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the Hong Kong profits tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed.

The parent company, China Integrated Energy, Inc. is incorporated in the United States and has incurred an aggregate net operating loss of $200,000 for income tax purposes through December 31, 2009, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for the United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more that likely due to the Company’s limited operating history and continuing losses for the United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustment as warranted.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31,

	2009	2008

US statutory rates	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax holiday	(25)%	(25)%
Valuation allowance	-0-%	-0-%

Tax per financial statements	-	-

The following table gives the unaudited pro forma financial impact had the PRC taxes not been abated.

	For the Years Ended December 31,
	2009	2008
	(pro forma)	(pro forma)
Net income before income taxes	$37,870,963	$18,724,367
Tax provision	(9,696,897)	(7,208,710)
Net income	$28,174,066	$11,515,657
Earnings per share (diluted)	$0.78	$0.35

11. OTHER PAYABLES

Other payable mainly consisted of payables for the unpaid balances of the leased gas stations. Other payables balances at December 31, 2009 and 2008 were $2,700,988 and $3,232,088, respectively. At December 31, 2008, there was an advance of $3,047,242 from Ningxia Yuanshun Petrochemical Co. to Baorun Industrial; concurrently, Ningxia Yuanshun received $3,047,242 prepayment from Redsky Industrial.

12. LOANS PAYABLE

The Company was obligated under one short term loan from a commercial banks in the PRC. The loan was entered into on October 26, 2009 with maturity to October 25, 2010. The principal will be repaid at maturity and the interest is payable per quarter, currently the Company’s rate is at 5.841% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd and Shaanxi Security & Trust Guarantee Co. Xi’an City Economic & Technology Investment Guarantee Co insured $2,930,017 (RMB 20,000,000). Shaanxi Security & Trust Guarantee Co. insured $1,465,008 (RMB 10,000,000). The guarantee fee was 2.375% of total loan amount or $110,478 (RMB 754,110). Mr. Gao Xincheng, Chairman and CEO, provided counter guarantee to the guarantee companies to secure the loan. The Company collateralized its diesel processing equipments and inventory in the value of approximately $3,516,000 (RMB 24,000,000) for the guarantee. At December 31, 2009, the loan carried a balance of $4,395,025 (RMB 30,000,000).

13. COMMITMENTS

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

On December 14, 2009, the Company leased a gas station for operation under a ten-year operating lease with expiration date on December 14, 2019. The annual lease payment is approximately $264,000 (RMB 1,800,000). The Company is required to pay in advance of 80% of the sum of the ten year lease payments approximately $2,110,000 (RMB 14,400,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the ten year lease payments approximately $527,000 (RMB 3.600,000) upon delivery of operating permits and related documents from the lessor.

On December 17, 2009, the Company leased a gas station for operation under a twenty-year operating lease with expiration date on December 16, 2029. The annual lease payment is approximately $322,000 (RMB 2,200,000). The Company is required to pay in advance of 80% of the sum of the twenty year lease payments approximately $5,157,000 (RMB 35,200,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the twenty-year lease payments approximately $1,289,000 (RMB 8,800,000) upon delivery of operating permits and related documents from the lessor.

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. According to the lease agreements, the Company has prepaid lease payments for some or all of the lease terms, and recorded prepaid lease payments as prepaid rent that will be amortized over the terms of the lease agreements. Future minimum rental expense recognitions and obligations required under these operating leases are as follows:

Years Ending December 31,	Amount

2010	$3,054,000
2011	2,937,000
2012	2,938,000
2013	2,924,000
2014	2,784,000
Years thereafter	30,126,000

Total	$44,763,000

Total rental expense for the years ended December 31, 2009 and 2008 amounted to approximately $1,736,000 and $1,301,000, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the bio-diesel product for a period of July 1, 2008 through August 31, 2009. The contact was renewed for another year. The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility. For the years ended December 31, 2009 and 2008, the shipping cost paid to this transportation company was approximately $660,000 and $627,000, respectively.

14. BASIC AND DILUTED EARNING PER SHARES (EPS)

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
	For the Year Ended
	2009	2008
Net income	$37,870,963	$18,724,367
Deemed dividend to preferred stockholders	-	863,014
Net income available to common stockholders	37,870,963	17,861,353

Weighted average shares outstanding - basic	28,230,461	25,889,748
Effect of dilutive securities:
Convertible preferred stock	6,836,687	5,072,383
Unexercised warrants and stock option	1,187,827	1,915,439
Weighted average shares outstanding - diluted	36,254,975	32,877,570

Earnings per share - basic	$1.34	$0.69
Earnings per share - diluted	$1.04	$0.54

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

16. STOCKHOLDERS’ EQUITY

Concurrently with the share exchange, the Company entered into a Series A Convertible Preferred Stock purchase agreement (the “Purchase Agreement”) with one accredited investor for the sale of securities consisting of (i) 1,000,000 shares of the Company’s Series A convertible preferred stock, (ii) a series A-1 warrant to purchase 3,409,091 shares of the Company’s common stock at an exercise price of US$3.00 per share, and (iii) a Series A-2 warrant to purchase 2,272,728 shares of the Company’s common at an exercise price of US$4.40 per share (the Series A-1 and Series A-2 warrants, collectively the “Warrants”), for aggregate gross proceeds equal to $10,000,000. Net proceeds of $9,774,993 have been received by the Company.

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

Deemed dividend allocated to warrants is $1,585,631. The value of warrants mentioned was determined by allocation of principal using the Black-Scholes pricing model with the following assumptions:  discount rate – 1.37%; dividend yield – 0%; expected volatility – 30% and term of 5 years.  Additionally, the Company recorded $1,812,903 as dividend from a beneficial conversion feature, which reflects the difference between the fair market price and effective conversion rate. Pursuant to the accounting standards codification, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and the accounting standards codification, “Application of Issue in Certain Convertible Instruments,” the total value of $3,398,534 was recorded as a deemed dividend in 2007.

The full ratchet period of the Company’s warrant A-1 and warrant A-2 series expired on October 22, 2008 one year following the original issue date of October 23, 2007. Effective January 1, 2009, the Company entered verbal agreements with the investor to terminate the warrant anti-dilution protection provision for both warrant A-1 and warrant A-2. These verbal agreements were followed up by written agreements that were executed January 22, 2010.

On October 14, 2008, the Company entered into a Convertible Debenture purchase agreement (“Debenture Purchase Agreement”) with an institutional investor for the issuance and sale of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which will automatically convert into 2,465,753 shares of Series B Convertible Preferred Stock at $3.65 per share upon the date of the filing with the Secretary of the State of Delaware of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of preferred stock from 1,000,000 shares to 10,000,000 shares and the filing of a certificate of designation of the Series B Preferred Stock. Because the Debenture Purchase Agreement lacked of the characteristics of liability, such as no repayment term of the principal, no stipulated interest rate, and no maturity date, as defined in the paragraph 36 of Financial Concepts Statement,, the Company recorded $863,013 deemed dividend for the beneficial conversion feature in connection with the issuance of convertible debenture as it was the preferred stock in substance as per the accounting standards codification.

The Company also received an additional $5,113,635 from the exercise of approximately1.7 million issued and outstanding warrants at a strike price of $3.00.

On July 1, 2009, the investor converted 350,000 shares of Series B Convertible Preferred stock to 350,000 shares of common stock.

Following is a summary of warrant activity for the year ended December 31, 2009:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Exercisable at December 31, 2008	3,977,273	-	-
Granted	30,000	6.00	1.62
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	4,007,273	$3.82	3.43
Exercisable at December 31, 2009	3,977,273	-	-

On November 4, 2009, the Company completed a public equity offering issuing 5,000,000 shares of common stock at a public offering price of $5.75 per share. On November 18, the Company issued additional 750,000 shares upon the exercise of over-allotment option granted to the underwriters in the public offering. Aggregate gross proceeds were approximately $33,062,500 and the Company paid $2,378,366 in underwriting commissions, legal fees, accounting fees, and others offering expenses. The Company raised $30,684,134 in net proceeds. The net proceeds will be used for acquisitions, leasing of gas stations, working capital, and other general corporate purposes.

17.  ESCROW AGREEMENT

In connection with the October 2008 financing, the Company also entered into a Management Escrow Agreement with the Investor, pursuant to which $750,000 of the Financing proceeds was delivered into an escrow account, which funds will be released in installments of $250,000 upon the appointment of (i) a new Chief Financial Officer, (ii) a Vice President of Investor Relations, and (iii) upon the Company’s compliance with NASDAQ’s corporate governance requirements, including but not limited to appointing three persons to serve as “independent” directors (as such term is defined under the NASDAQ Stock Market rules) on our Board of Directors, and form the Audit Committee and the Compensation Committee of our Board of Directors.

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

18.  MAKE GOOD ESCROW AGREEMENT

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

According to SAB 107, following the achievement of the 2008 performance criteria, the shares to be released back to major shareholder is treated as an expense. According to accounting standards codification, “Accounting for Stock-Based Compensation”, the amount of the expense is valued at market value of the shares as of the date of the performance goals are met, i.e. December 31, 2008. The total expense recognized for the fiscal year 2008 is $9,838,354, such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

19.  SHARED-BASED PAYMENT ARRANGEMENTS

On November 17, 2008, the Company issued non-transferable stock purchase options to two newly appointed independent directors to purchase 20,000 shares of common stock each. The exercise price is at $4.00 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company. The Company recognized approximately $155,000 of compensation expense for these options for the year ended December 31, 2009.

In February 2009, the Company retained an investor relations consulting firm for the investor relations services. As a part of investor relations consulting fee, the Company issued the investor relations consulting firm warrants to purchase 30,000 shares of the Company’s common stock with a strike price at $6.00 per share. The warrants will be vested on the one year anniversary of the contract signature date and exercisable only for cash; and will expire 18 months from the date of vesting.

On September 10, 2009, the Company issued stock purchase options to financial advisory consultant to purchase 310,320 shares of common stock and to investor relations consultant to purchase 206,880 shares of common stock. The exercise prices of both stock purchase options are at $4.50 per share. The stock purchase options are remunerations for the financial advisory and investor relations consulting services provided. The options were accounted for using the fair value method. The options expire in one year from and are immediately vested upon the option issuance date. The Company recognized approximately $487,000 of compensation expense for these options for the year ended December 31, 2009.

On December 16, 2009, the Company issued stock purchase options to financial advisory consultant to purchase 20,000 shares of common stock. The exercise prices of the stock purchase option are at $7.09 per share. The stock purchase option is a part of remunerations for the financial advisory consulting service to be provided in the next 12 months. The option was accounted for using the fair value method. The option expires in six year from the grant date and is evenly vested each quarter. The Company recognized approximately $4,000 of compensation expense for this option for the year ended December 31, 2009.

Following is a summary of stock option activity for the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	40,000	$4.00	9.13	-
Issued	537,200	4.60	0.85
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2009	577,200	$4.56	1.41	$1,546,728
Exercisable at December 31, 2009	557,200	4.31	1.28	$1,514,328

Following is a summary of non-vested options as of December 31, 2009 and changes during the twelve months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2008	40,000	$4.00
Issued	20,000	7.09
Exercised	-	-
Cancelled	-	-
Non-vested options as of December 31, 2009	20,000	$7.09

20. SEGMENT REPORTING

The accounting standards codification “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products, services, and channels.  The management has determined that the Company has three operating segments as defined by the accounting standards codification: wholesale distribution of finished oil and heavy oil products, production and sale of biodiesel, and operation of retail gas stations.

For the years ended December 31, 2009 and 2008

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2009
Sales	$195,864,501	$55,794,525	$37,913,027	$289,572,053
Cost of goods sold	175,325,275	39,964,368	32,811,696	248,101,339
Gross profit	20,539,226	15,830,157	5,101,331	41,470,714
Selling, general and administrative expenses				3,820,173
Income from operations				37,650,541
Non-operating income (expenses)				220,422
Net income				37,870,963
Segment assets	111,795,742	16,407,301	35,370,619	163,573,661
Capital expenditures	370,564	-	-	370,564
2008 (Unaudited)
Sales	$143,498,550	$50,052,524	$22,955,895	$216,506,969
Cost of goods sold	129,846,614	35,527,828	20,484,060	185,858,502
Gross profit	13,651,936	14,524,696	2,471,835	30,648,467
Selling, general and administrative expenses				1,997,818
Income from operations				28,650,649
Non-operating income (expenses)				(9,926,282)
Net income				18,724,367
Segment assets	55,998,069	29,075,363	9,620,985	94,694,417
Capital expenditures	155,769	1,095,462	-	1,251,231

21. SUBSEQUENT EVENTS

On January 1, 2010, the Company granted 2,752,000 shares of common stock to employees in accordance with the 2003 Employee Stock Option Plan. The exercise price is at $7.04 per share as at the closing price of grant date. The options are vested evenly by quarter over 5 years, and exercisable in 6 years.

On January 4, 2010, the Company renewed service contracts with the three independent directors and issued non-transferable stock purchase options to two independent directors to purchase 20,000 shares of common stock each. The exercise price is at $7.30 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.

On January 5, 2010, the Company leased a gas station for operation under a ten-year operating lease with expiration date on January 7, 2010. The annual lease payment is approximately $381,000 (RMB 2,600,000). The Company is required to pay in advance of 80% of the sum of the ten year lease payments approximately $3,047,000 (RMB 20,800,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the ten-year lease payments approximately $762,000 (RMB 5,200,000) upon delivery of operating permits and related documents from the lessor.

On January 9, 2010, the Company leased a gas station for operation under a fifteen-year operating lease with expiration date on January 9, 2025. The annual lease payment is approximately $337,000 (RMB 2,300,000). The Company is required to pay in advance of 80% of the sum of the fifteen-year lease payments approximately $4,043,000 (RMB 27,600,000) upon executing the lease agreement, and pay the remaining 20% of the sum of the fifteen-year lease payments approximately $1,011,000 (RMB 6,900,000) upon delivery of operating permits and related documents from the lessor.

On January 22, 2010, the Company and the investor executed agreements to amend the warrant anti-dilution protection provisions of the warrant agreements for series warrant A-1 and series warrant A-2 in relation to the Series A Convertible Preferred Stock Agreement, dated October 23, 2007. Certain expired terms were deleted from the agreements. Certain terms were modified to reflect current market conditions. The execution of the amendments solidified the prior verbal agreements.

On January 29, 2010, the Company filed a $125 million Universal Shelf Registration statement with SEC. The registration statement has become effective as February 26, 2010,

22.  OPERATING RISK

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
March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief Executive	March 31, 2010
Gao Xincheng	Officer and President (principal executive officer

/s/ Albert C. Pu	Chief Financial Officer (principal	March 31, 2010
Albert C. Pu	financial and accounting officer)

/s/ Li Gaihong	Executive Vice President, Financial Controller, Director	March 31, 2010
Li Gaihong

/s/ Larry Goldman	Director	March 31, 2010
Larry Goldman

/s/ Wenbing Christopher Wang	Director	March 31, 2010
Wenbing Christopher Wang

/s/ Guo Junrong	Director	March 31, 2010
Guo Junrong

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007. (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007. (2)
3.1	Certificate of Correction filed on July 24, 2007. (3)
3.1	Certificate of Amendment filed on June 11, 2007. (4)
3.1	Articles of Incorporation. (5)
3.1	Certificate of Amendment to Articles of Incorporation. (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007. (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws. (5)
4.1	Form of Warrant. (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
10.1	Exclusive Business Cooperation Agreement by and between Redsky China and Baorun Industrial , dated as of October 19, 2007. (7)
10.2	Exclusive Option Agreement by and between Gao Xincheng and Baorun Industrial, dated as of October 19, 2007. (7)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007. (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007. (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007. (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007. (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007. (7)
10.8	Power of Attorney of Gao Xincheng. (8)
10.9	Power of Attorney of Gao Huiling. (8)
10.10	Power of Attorney of Liu Yunlong. (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng. (8)
10.12	Nominee Letter between Redsky China and Gao Huiling. (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong. (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 23, 2007. (8)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 23, 2007. (8)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008. (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008. (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008. (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008. (9)
10.20	Management Escrow Agreement, dated as of October 14, 2008. (9)
10.21	Form of Warrant Exercise Agreement. (9)
10.22	Gas Station Lease Agreement, dated as of May 20, 2008. (10)
10.23	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.24	Gas Station Leasing Business Contract, dated as of May 28, 2009 (12)
10.25	Gas Station Lease Agreement, dated as of February 1, 2007 (13)
10.26	Gas Station Lease Agreement, dated as of July 27, 2009 (13)
10.27	Land Lease Agreement, dated as of April 20, 2006 (13)
10.28	Oil Storage Service Agreement, effective as of January 1, 2009 (13)
10.29	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.30	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)
10.31	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.32	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)

10.33	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.34	2003 Equity Incentive Program (6)
10.35+	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co.
10.36+	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co.
10.37+	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009
10.38+	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009
10.39+	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010
10.40+	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009
14	Code of Business Conduct and Ethics. (8)
21	List of Subsidiaries. (7)
23.1+	Consent of Sherb & Co.
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

_________________
+ Filed herewith.
* Management Contract or Compensatory Arrangement
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.