Form 10-Q
period 2010-03-31
China Integrated Energy, Inc.
filed 2010-05-13
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 000-25413

CHINA INTEGRATED ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0854589

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor
Hi-Tech Development District
Xi’an, Shaanxi Province, People’s Republic of China, 710043
(Address of Principal Executive Offices including zip code)

+86 29 8268 3920
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ☐  No ☐*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☑

As of May 13, 2010, 33,569,091 shares of the issuer’s common stock, par value $0.0001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,967,385	$62,415,443
Accounts receivable	6,878,367	3,099,587
Other receivables and deposits	1,182,927	7,231,586
Prepaid expenses	3,921,161	3,145,502
Advance to suppliers	48,772,007	34,544,100
Inventories, net	21,843,594	20,954,851

Total current assets	123,565,441	131,391,069

Prepaid rents	30,869,398	24,620,685

Property, plant and equipment, at cost	10,466,490	10,017,987
Construction in progress	7,704,856	-
Less accumulated depreciation	(2,714,157)	(2,456,080)
Property, plant and equipment , net	15,457,189	7,561,907

Intangible asset, net	10,480,929	-

Total noncurrent assets	56,807,516	32,182,592

TOTAL ASSETS	$180,372,957	$163,573,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$816,880	$-
Advance from customers	7,247,886	1,903,124
Taxes payable	882,254	1,242,931
Other payables	1,131,393	2,700,988
Loans payable	4,395,089	4,395,025

Total current liabilities	14,473,502	10,242,068

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares
10,000,000; issued and ourstanding 2,815,753 and
3,115,753 shares at March 31, 2010 and December 31 2009, respectively	2,815	3,115
Common stock, $.0001 par value; authorized shares
79,000,000; issued and outstanding 33,569,091 and
33,269,091 shares at March 31, 2010 and December 31, 2009, respectively	3,356	3,326
Additional paid in capital	76,986,338	75,858,994
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	5,554,434	5,473,420
Retained earnings	78,432,398	67,072,624

Total stockholders' equity	165,899,455	153,331,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$180,372,957	$163,573,661

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)	For The Three Months Ended March 31,
	2010	2009

Sales	$109,416,050	$58,658,668

Cost of goods sold	96,120,907	50,981,714

Gross profit	13,295,143	7,676,954

Selling, general and administrative expenses	1,843,456	555,849

Income from operations	11,451,687	7,121,105

Non-operating income (expenses)
Interest expenses	(50,785)	(33,518)
Subsidy income	-	116,964
Other expense	(41,128)	(3,299)

Total non-operating income (expenses)	(91,913)	80,147

Net income	11,359,774	7,201,252

Other comprehensive item
Foreign currency translation gain (Loss)	79,883	(50,784)

Comprehensive Income	$11,439,657	$7,150,468
Basic and diluted weighted average shares outstanding
Basic	33,319,091	27,169,091
Diluted	42,807,628	34,622,712

Basic and diluted net earnings per share available to common stockholders
Basic	$0.34	$0.27
Diluted	$0.27	$0.21

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total stockholders' equity

Balance at December 31, 2008	3,465,753	$3,465	27,169,091	$2,716	$44,434,250	$4,920,114	$5,337,003	$29,201,661	$83,899,209

Preferred B conversion	(350,000)	(350)	350,000	35	315				-

Shares issued to employees	-	-	-	-	30,056	-	-	-	30,056

Stock purchase option - directors	-	-	-	-	155,104	-	-	-	155,104

Stock-based compensation					555,710				555,710

Net income for the year	-	-	-	-	-	-	-	37,870,963	37,870,963

Issuance of common stock			5,750,000	575	30,683,559				30,684,134

Foreign currency translation gain (loss)	-	-	-	-	-	-	136,417	-	136,417

Balance at December 31, 2009	3,115,753	3,115	33,269,091	3,326	75,858,994	4,920,114	5,473,420	67,072,624	153,331,593

Preferred B conversion	(300,000)	(300)	300,000	30	270				-

Stock purchases option - directors	-	-	-	-	60,702	-	-	-	60,702

Stock-based compensation - consultants					363,824				363,824

Employee stock option compensation					702,548				702,548

Net income for the period	-	-	-	-	-	-		11,359,774	11,359,774

Foreign currency translation gain (loss)	-	-	-	-	-	-	81,014	-	81,014

Balance at March 31, 2010	2,815,753	$2,815	33,569,091	$3,356	$76,986,338	$4,920,114	$5,554,434	$78,432,398	$165,899,455

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)	For The Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,359,774	$7,201,252
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	321,142	292,744
Stock based compensation	1,127,074	82,590
(Increase) decrease in current assets:
Accounts receivable	(3,777,960)	2,597,481
Other receivables, deposits and prepaid expenses	(924,587)	3,789,723
Advance to suppliers	(14,224,483)	2,478,674
Inventories	(888,254)	1,627,802
Prepaid expenses - Rents	(8,047,836)	322,565
Increase (decrease) in current liabilities:
Accounts payable	816,713	-
Advance from customers	5,343,638	(3,703,649)
Taxes payable	(360,621)	84,725
Other payables and accrued expenses	(1,991,970)	(3,025,122)

Net cash provided by (used in) operating activities	(11,247,370)	11,748,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,716)	(3,324)
Business acquisition	(2,490,040)	-
Construction in progress	(7,703,276)	-

Net cash used in investing activities	(10,198,032)	(3,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	-	522,500
Repayment of loans and notes payable	-	(14,473)

Net cash provided by financing activities	-	508,027

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,656)	14,086

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,448,058)	12,267,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,415,443	23,119,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,967,385	$35,386,602

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$64,166	$38,372

The accompanying notes are an integral part of these consolidated financial statements

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" means China Integrated Energy Inc. and all entities included in our consolidated financial statement

The unaudited condensed consolidated financial statements include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or are considered to be the primary beneficiary, pursuant to the rules of the Accounting Standards Codification. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at March 31, 2010 and December 31, 2009 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Advance to Suppliers

Advance to suppliers consist of prepayments to the suppliers for products that have not yet been received. Any amount paid to the suppliers prior to the Company’s acceptance of petroleum products are recorded as advance to suppliers. The Company will record the prepayment as inventory at the time of accepting delivery of petroleum products from suppliers. Advance to suppliers as of March 31, 2010 and December 31, 2009 were $48,772,007 and $34,544,100, respectively.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of March 31, 2010 and December 31, 2009 were $7,247,886 and $1,903,124, respectively.

Property, Plant, and Equipment

Property, plant,, and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Years
Building	20
Vehicle	5
Office Equipment	5
Production Equipment	10

In accordance with Statement of accounting standards codification,, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. There was no fixed asset impairment.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

 Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as gas station operating right, land usage right of a gas station, and land usage right of agricultural plantation for a pilot program cultivating biodiesel feedstock. In January 2010, we acquired a retail gas station and allocated the purchase price to tangible assets, gas station operating right, land usage right, based on appraised value. The useful lives of the gas station operating right and land usage right are forty years and determined by the gas station purchase agreement.  The useful life of the agricultural plantation is seventy years and determined by the purchase agreement, as well. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

Income Taxes

The Company utilizes accounting standards codification, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of accounting standards codification, “Accounting for Uncertainty in Income Taxes”,on January 1, 2007. As a result of the implementation of the accounting standards codification, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the accounting standards codification. As a result of the implementation of the accounting standards codification, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of the accounting standards codification did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin. For distribution of finished oil, heavy oil products, and biodiesel, sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.  For gas station retail sales, revenue is recognized and cash is collected upon completion of fuel sales to customers,

Sales revenue represents the invoiced value of goods sold, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials or services included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for the three months ended March 31, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Statement of Cash Flows

In accordance with accounting standards codification, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company uses Statement of accounting standards codification “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2010 and 2009 were included net income and foreign currency translation adjustments.

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

On January 1, 2008, the Company adopted accounting standards codification, “Fair Value Measurements.” The accounting standards codification defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the accounting standards codification, “Share-Based Payment.”. The Company measures the cost of employee services received in exchange an award of equity instruments based on the grant-date fair value of the award and other equity-based compensation to employees and non-employees, and recognizes that cost over the requisite service period. For the three months ended March 31, 2010, the Company recorded approximately $1,127,074 of stock compensation expense in accordance with accounting standards codification, “Share-Based Payment”.  Refer to Note 17 for additional information regarding the Company’s stock non-qualified plan (Plan).

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued the accounting standards codification (Revised December 2004), “Consolidation of Variable Interest Entities.” The accounting standards codification clarifies the application of Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. The accounting standards codification clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results or retained earnings.

New Accounting Pronouncements

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued an accounting standards codification, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of the accounting standards codification,” Non-controlling Interest in Consolidated Financial Statements.”. The amended accounting standards codification establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The non-controlling Interests in Consolidated Financial Statements clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The non-controlling Interests in Consolidated Financial Statements also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The non-controlling Interests in Consolidated Financial Statements is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the non-controlling Interests in Consolidated Financial Statements will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Business Combinations

In December 2007, the FASB issued an accounting standards codification (Revised 2007), “Business Combinations”. The revised accounting standards codification of “Business Combinations” will significantly change the accounting for business combinations. Under the revised accounting standards codification of “Business Combinations”, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised accounting standards codification of “Business Combinations will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•
Non-controlling interests (formerly known as “minority interests” - see accounting standards codification, “non-controlling Interests in Consolidated Financial Statements”, discussion above) will be valued at fair value at the acquisition date;

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

Defining Warrant Indexed To A Company’s Own Stock

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) issue, “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock”.. The accounting standards codification mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike process adjustment feature, upon the adoption of the accounting standards codification results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of the  accounting standards codification will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at the date. The accounting standards codification,  “Determining Whether an instrument (of Embedded Feature) is indexed to an Entity’s Own Stock”, is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The full ratchet period of the Company’s warrant A-1 and warrant A-2 series expired on October 22, 2008 one year following the original issue date of October 23, 2007. The Company does not believe that adoption of the accounting standards codification would have material effect on the Company’s financial statements and disclosures.

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

As of March31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Accounting Standards Codification and the Hierarchy

In June 2009, the financial accounting standards Board (“FASB”) issued an accounting standards codification, “The FASB  (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810).   The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification,“, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have immaterial impact on the financial statements of the Company once adopted.

2.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2010 and December 31, 2009 amounted to $37,196,137 and $41,905,658, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

3.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 13 - Commitments) and other expenses. At March 31, 2010 and December 31, 2009, the current portion of prepaid rental expenses of gas stations was $3,445,872 and $2,732,546, respectively. At March 31, 2010 and December 31, 2009, the noncurrent portion of prepaid expenses amounted $30,869,398 and $24,620,685, respectively, which represents the prepaid rents that will be expensed after one year.

4.  INVENTORIES

Inventories consisted of the following:
	March 31, 2010 (Unaudited)	December 31,2009
Petroleum	$7,395,213	$10,449,525
Diesel	8,964,179	5,601,725
Raw material for manufacturing bio-diesel oil	5,484,202	4,903,601
Subtotal	21,843,594	20,954,851

5.  OTHER RECEIVABLES AND DEPOSITS

At March 31, 2010, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $ 1,182,927. At December 31, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $7,231,586, of which $6,973,439 was a deposit for the purchase of Jinzhen gas station.

6.  PROPERTY, PLANT, AND EQUIPMENT

Plant, property, and equipment are summarized as follows:
	March 31, 2010 (Unaudited)	December 31, 2009
Building	$600,405	$336,051
Diesel Processing Equipment	8,360,526	8,360,404
Office Equipment	150,176	145,456
Other Equipment	213,338	34,047
Motor Vehicles	1,142,045	1,142,029
Construction in progress	7,704,856	-
	18,171,346	10,017,987
Less: Accumulated Depreciation	(2,714,157)	(2,456,080)
Total	$15,457,189	$7,561,907

Depreciation expense for the three months ended March 31, 2010, and 2009 were $257,988 and $292,744, respectively.

7.  INTANGIBLE ASSETS

In January 2010, the Company completed an acquisition of an agricultural plantation, located in Xianyan Chuanhua, Shaanxi Province, PRC, with 20,000 Mu (approximately 300,000 acres) in size.  The agricultural plantation will used for pilot programs exploring and experimenting new feedstock for the Company’s biodiesel production.  The purchase price of the plantation was $1,025,521 (RMB 7,000,000) for a 70-year land usage right, where the land is owned by the government. See note 14 for gas station operating right and gas station land usage right.

Intangible assets are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Gas station operating right	$7,028,553	$-
Gas station land usage right	2,490,009	-
Agricultural plantation land usage right	1,025,521	-
	10,554,083	-
Less: Accumulated Amortization	(63,154)	-
Total	10,480,929	-

Amortization expense for the three months ended March 31, 2010, and 2009 were $63,154 and $-0-, respectively

8.  MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2010, two major customers accounted for approximately 46.9% of the Company’s total sales, and these two customers accounted for approximately 20.6% of the Company’s outstanding accounts receivable. No other major customers accounted for over 10% of the Company’s total sales. For the three months ended March 31, 2009, one major customer accounted for approximately 20.8% of the Company’s total sales, and this customer accounted for approximately 37.2% of the Company’s outstanding accounts receivable.

For the three months ended March 31, 2010, ten vendors accounted for approximately 80.9% of the Company’s total purchase; within them four vendors provided approximately 53.0% of the Company’s total purchases, and each of these four vendors  provided more than 10% of the Company’s total purchase.  For the three months ended March 31, 2009, this biggest vendor accounted for approximately 43.1% of the Company’s total purchases. There were no accounts payables due to this vendor at March 31, 2009.

9.  TAX PAYABLE

Tax payable consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010 (Unaudited)	December 31, 2009
Value added tax payable	$812,075	$1,150,725
Urban maintenance and construction tax payable	56,845	80,551
Other tax payable	13,334	11,655
	$882,254	$1,242,931

10.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Redsky had a net operating loss of approximately $10,378 and $14,000 for the three months ended March 31, 2010 and 2009, respectively. A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun China Group Limited is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for three months ended March 31, 2010 and 2009, and has loss carryover of approximately $178,600 at December 31, 2009.  The net operating loss carries forward infinitely for the Hong Kong profits tax, and may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the Hong Kong profits tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed.

The parent company, China Integrated Energy, Inc. is incorporated in the United States and has incurred an aggregate net operating loss of $1,127,074 and $122,456 for the three months ended March 31, 2010 and 2009, respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for the United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more that likely due to the Company’s limited operating history and continuing losses for the United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustment as warranted

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the taxable years
	2010	2009

US statutory rates	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax holiday	(25)%	(25)%
Valuation allowance	-%	-%
Tax per financial statements	-	-

The following table gives the unaudited consolidated pro forma financial impact had the PRC taxes not been abated.

	For the Three Months Ended March 31,
	2010	2009
	(pro forma)	(pro forma)
Net income before income taxes	$11,359,774	$7,150,468
Tax provision	(3,136,642)	(1,831,475)
Net income	$8,223,132	$5,318,993
Earnings per share (diluted)	$0.19	$0.15

11.  OTHER PAYABLES

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and other obligations. Other payables balances at March 31, 2010 and December 31, 2009 were $1,131,393 and $2,700,988, respectively. At December 31, 2009, there was payable of $1,816,610 for remaining unpaid leasing cost of the new gas station

12.  LOANS PAYABLE

The Company was obligated under one short term loan from a commercial banks in the PRC. The loan was entered into on October 26, 2009 with maturity to October 25, 2010. The principal will be repaid at maturity and the interest is payable per quarter, currently the Company’s rate is at 5.841% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd and Shaanxi Security & Trust Guarantee Co. Xi’an City Economic & Technology Investment Guarantee Co insured $2,930,017 (RMB 20,000,000). Shaanxi Security & Trust Guarantee Co insured $1,465,008 (RMB 10,000,000). The guarantee fee was 2.375% of total loan amount or $110,478 (RMB 754,110). Mr. Gao Xincheng, Chairman and CEO, provided counter guarantee to the guarantee companies to secure the loan. The Company collateralized its diesel processing equipment and inventory in the value of approximately $3,516,000 (RMB 24,000,000) for the guarantee. At March 31, 2010 and December 31, 2009, the loan carried a balance of $4,395,089 and $4,395,025 (RMB 30,000,000).

13.  COMMITMENTS

Lease Agreements

On January 4, 2010, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Northwest Naihuo Material Factory from January 5, 2010 to January 4, 2025 for the purpose of constructing a new 50,000-ton biodiesel production plant.  The annual lease payment is $117,000 (RMB 800,000). The Company has paid approximately $352,000 (RMB 2,400,000) in advance. The amount represented prepaid lease payments over the next three years and will be amortized accordingly.

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

Years Ending December 31,	Amount

2010	$3,900,000
2011	3,783,000
2012	3,783,000
2013	3,749,000
2014	3,681,000
Years thereafter	36,919,000

Total	$55,815,000

Total rental expense for the three months ended March 31, 2010 and 2009 amounted to approximately $865,100 and $443,580, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the biodiesel product for a period of July 1, 2008 through August 31, 2009. The contact was renewed for another year. The Company pays RMB 60 per ton for transporting the raw material from the suppliers to its various oil extract plants, and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility. For the three months ended March 31, 2010, the shipping cost paid to this transportation company was approximately $104,809.

Construction Contract

On February 25, 2010, the Company entered into a contract with Tongchuan Gaoyuan Construction Co., Ltd. to contract infrastructure for a new 50,000-ton biodiesel production plant, where is located at Northwest Naihuo Material Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began March 16, 2010 and will be completed by July 30, 2010.  The total construction cost is approximately $1,977,400 (RMB 13,500,000).  Based on the contract, the Company is required to pay approximately $585,900 (RMB 400,000) or 30% of total construction cost upon commencement of the construction, and pay approximately $1,281,600 (RMB 8,7500,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $109,900 (RMB 750,000) serves as retainage for quality assurance, and will be paid by the Company after 180 days from the commencement of  the operation.

On February 26, 2010, the Company entered into a contract with Northwest Naihuo Material Factory “the landlord” to reimburse the landlord approximately $292,900 (RMB 2,000,000) for the cost of demolition.  Based on the contract, the Company is required to pay approximately $175,800 (RMB 1,200,000) within 10 days after execution of the agreement, and pay the remaining balance within 5 days after completion of demolition.

Equipment Purchase Agreements

On March 5, 2010, the Company entered into a equipment purchase agreement with Japan Micro Energy Corporation (JMEC) to purchase biodiesel production equipment. The purchase price is approximately $5,858,900 (RMB 40,000,000).  Upon effective of the purchase agreement, the Company is required to pay approximately $3,808,300 (RMB 26,000,000) or 65% of the purchase price as down payment, and pay approximately $1,757,700 (RMB 26,000,000) or 30% of the purchase price 5 days before of the shipment.  The remaining balance of approximately $292,900 (RMB 2,000,000) or 5% of purchase price will be paid within 12 months after the delivery.  JMEC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment.

On March 8, 2010, the Company entered into a equipment purchase agreement with Japan Shinwa Shouji Co., Ltd. (JSSC) to purchase biodiesel production equipment.  The purchase price is approximately $3,368,900 (RMB 23,000,000). Upon effective of the purchase agreement, the Company is required to pay approximately $1,516,000 (RMB 10,350,000) or 45% of the purchase price as down payment, and pay approximately $1,684,400 (RMB 11,500,000) or 50% of the purchase price 7 days before of the shipment.  The remaining balance of approximately $168,400 (RMB 1,150,000) or 5% of purchase price will be paid within 12 months after the delivery.  JSSC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment.

14.  BUSINESS COMBINATION

In January 2010, the Company completed an acquisition of 100% of Xianyang Jinzheng gas station, a privately owned service gas station, located in Xiangyang City, Shaanxi Province, PRC.  The acquisition furthers the Company’s growth strategy and expansion in operations of retail gas station business segment.  The total purchase price of Xianyang Jinzheng gas station was approximately $9,962,202 (RMB 68,000,000) in cash with no assumption of liabilities.  Assets of Xianyang Jinzheng gas station consists of a 40-year land usage right of 7 Mu (approximately 105 acres) of land, which is owned by the government; a two-story building with 196 square meters (approximately 1,960 square feet) in size; 12 gas pumps; 5 petroleum storage tanks; and gas station including business office and fueling stations with 988 square meters (approximately 9,880 square feet) in size.

The acquisition was accounted purchase method of accounting.  The total cost of the acquisition has been allocated to the assets acquired based on their appraised fair value at the date of the acquisition. Total assets and expected revenue are immaterial to the Company’s total assets and total revenue, accordingly pro forma financial information was not presented.

The following represents the allocation of the total purchase price.

Assets	Purchase Price Allocation (Unaudited)
Tangible fixed assets	$443,640
Land usage right	2,490,009
Gas station operating right	7,028,553
Total	$9,962,202

15. BASIC AND DILUTED EARNING PER SHARES (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following table presents a reconciliation of basic and diluted earnings per share:

	March 31
	2010 (Unaudited)	2009 (Unaudited)
Net income available to common stockholders	11,359,774	7,201,252
Weighted average shares outstanding - basic	33,319,09	27,169,091
Effect of dilutive securities:
Convertible preferred stock	6,611,208	7,011,208
Unexercised warrants and stock option	2,877,329	442,413
Weighted average shares outstanding - diluted	42,807,628	34,622,712

Earnings per share - basic	$0.34	$0.27
Earnings per share - diluted	$0.27	$0.21

16.  STOCKHOLDERS’ EQUITY

On January 22, 2010, the Company and the investor executed agreements to amend the warrant anti-dilution protection provisions of the warrant agreements for series warrant A-1 and series warrant A-2 in relation to the Series A Convertible Preferred Stock Agreement, dated October 23, 2007. Certain expired terms were deleted from the agreements. Certain terms were modified to reflect current market conditions. The execution of the amendments solidified the prior verbal agreement.

On March 17, 2010, the investor converted 300,000 shares of Series B Convertible Preferred stock to 300,000 shares of common stock.  The conversion had no cash impact.

Following is a summary of warrant activity for the three months ended March 31, 2010:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	4,007,273	$3.82	3.43
Exercisable at December 31, 2009	3,977,273	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	4,007,273	$3.82	3.18
Exercisable at March 31, 2010	4,007,273	3.82	3.18

17.  SHARED-BASED PAYMENT ARRANGEMENTS

On September 10, 2009, the Company issued stock purchase options to financial advisory consultant to purchase 310,320 shares of common stock and to investor relations consultant to purchase 206,880 shares of common stock. The exercise prices of both stock purchase options are at $4.50 per share. The stock purchase options are remunerations for the financial advisory and investor relations consulting services provided. The options were accounted for using the fair value method. The options expire in one year from and are immediately vested upon the option issuance date. The Company recognized approximately $340,200 of compensation expense for these options for the three months ended March 31, 2010.

On December 16, 2009, the Company issued stock purchase options to financial advisory consultant to purchase 20,000 shares of common stock. The exercise prices of the stock purchase option are at $7.09 per share. The stock purchase option is a part of remunerations for the financial advisory consulting service to be provided in the next 12 months. The option was accounted for using the fair value method. The option expires in six year from the grant date and is evenly vested each quarter. The Company recognized approximately $23,700 of compensation expense for this option for the three months ended March 31, 2010.

On January 4, 2010, the Company renewed service contracts with the three independent directors and issued non-transferable stock purchase options to two independent directors to purchase 20,000 shares of common stock each. The exercise price is at $7.30 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  The Company recognized approximately $60,700 of compensation expense for these options for the three months ended March 31, 2010.

Stock Option

On October 10, 2009, the Board of Directors and the Compensation Committee authorized and approved granting stock option awards to employees under the 2003 Incentive Plan (Plan). The Plan provides for the granting of non-qualified and incentive stock options to officers, employees, and others.  The stock option exercise price is determined by the grant-date fair value of the award.  On January 1, 2010, the Company granted 2,752,000 of options to employees with the exercise price at $7.04 per share. The options are vested ratably by quarter over a 5-year period and expire in 6 years from the date of grant.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the grants, and amortizes the fair value of the grants over the applicable vesting period.  The Black-Scholes option-pricing model incorporates expected various and highly subjective assumptions, including expected forfeiture and expected volatility. The Company estimates the expected forfeiture of the grants using the Company’s employment termination patterns, which it believes are representative of future behalf.  The Company estimates the expected volatility of of its common stock using a weighted-average historical volatility of the Company’s common stock. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The Company has not paid dividend and anticipates not to pay dividend over the term of the grants.  Therefore, there is no expected dividend yield. The accounting standards codification requires the Company to estimate option forfeiture at the time of grant and periodically revise those estimates in subsequent periods, if actual forfeitures differ from the estimates.  The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate.

Following is a summary of stock option activity for the year ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	577,200	$4.56	1.41	$1,546,728
Issued	2,792,000	7.04	5.82
Exercised	259,265	-	-
Cancelled/Forfeited	25,000	-	-
Outstanding at March 31, 2010	3,084,935	$6.79	5.40	$11,377,531
Exercisable at March 31, 2010	464,285	3.89	1.99	$1,901,251

Following is a summary of non-vested options as March 31, 2010 and changes during the three months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2009	20,000	$7.09
Issued	2,782,000	7.04

Exercised	-	-
Cancelled	25,000	-
Non-vested options as of March 31, 2010	2,552,000	$7.04

18. SEGMENT REPORTING

The accounting standards codification, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products, services, and channels.  The management has determined that the Company has three operating segments as defined by the accounting standards codification: wholesale distribution of finished oil and heavy oil products, production and sale of biodiesel, and operation of retail gas stations.

For the three months ended March 31, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$76,577,124	$14,897,751	$17,941,175	$109,416,050
Cost of goods sold	69,994,017	10,199,535	15,927,355	96,120,907
Gross profit	6,583,107	4,698,216	2,013,820	13,295,143
Selling, general and administrative expenses				1,843,456
Income from operations				11,451,687
Non-operating income (expenses)				(91,913)
Net income				11,359,774
Segment assets	135,903,758	30,012,833	14,456,366	180,372,957
Capital expenditures	2,463	8,728,797	9,962,202	18,693,462
2009 (Unaudited)
Sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Cost of goods sold	35,232,597	8,582,423	7,166,694	50,981,714
Gross profit	4,067,041	2,671,193	938,720	7,676,954
Selling, general and administrative expenses				555,849
Income from operations				7,121,105
Non-operating income (expenses)				80,147
Net income				7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditures	3,324	-	-	3,324

19.  SUBSEQUENT EVENT

On April 14, 2010, the Company renewed the agreement with investor relations consulting firm for the investor relations services. As a part of investor relations consulting fee, the Company issued the investor relations consulting firm warrants to purchase 30,000 shares of the Company’s common stock with a strike price at $10.00 per share. The warrants will be vested on the one year anniversary of the contract signature date and exercisable only for cash; and will expire 18 months from the date of vesting.

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

Our Business

Company Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, wholesale distribution of finished oil and heavy oil products, production and sale of bio-diesel, and operation of retail gas stations.

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

Fluctuations in Fuel Prices During 2010

Up to 2008, China's fuel prices have been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

From 2006 to 2008, there were only two oil price adjustments in each year.  However, there were eight oil price adjustments to date in 2009.  We expect that oil prices in China will be adjusted more frequently fluctuating in line with global oil prices.

In first quarter of 2010, the average sales price for China Integrated Energy’s oil products, which include gasoline, diesel and heavy oil was $846 per ton (equivalent to approximately $2.48 per gallon of gasoline and $2.80 per gallon of petro-diesel), compared to an average price of $832 per ton (equivalent to approximately $2.44 per gallon of gasoline and $2.67 per gallon of petro-diesel), during the fourth quarter of 2009.  The global crude oil price had been stable from November 2009 to March 2010.

On April 14, 2010, NDRC subsequently increased the prices of gasoline and diesel by RMB 320 or $46.9 per ton or 4.5% and RMB 320 or $46.9 per ton or 5.0%, respectively, when global crude oil price reached $87 per barrel.

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, China Bio Energy is exempt from the fuel tax and corporate income taxes.  China Bio Energy Holding is exempted from the corporate income tax through the end of calendar year 2010.

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

We also plan to expand our current biodiesel production capacity of 100,000 tons to 150,000 tons, and have begun constructions to increase this capacity in the third quarter of 2009. We anticipate $15 million in capital expenditures in 2010 to accomplish this goal. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bioenergy field. We continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

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

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at March 31, 2010 and December 31, 2009, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis.  Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Property, Plant and Equipment

Property, plant, and equipment is stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	10 years

In accordance with Statement of accounting standards codification, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as gas station operating right, land usage right of a gas station, and land usage right of agricultural plantation for a pilot program cultivating biodiesel feedstock. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

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

	For the Three Months Ended March 31,
	2010	2009
	(pro forma)	(pro forma)
Net income before income taxes	$11,359,774	$7,150,468
Tax provision	(3,136,642)	(1,831,475)
Net income	$8,223,132	$5,318,993
Earnings per share (diluted)	$0.19	$0.15

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

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification, “, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. Management believes this Statement will have immaterial impact on the financial statements of the

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole

Results of Operations

For the three months ended March 31, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$76,577,124	$14,897,751	$17,941,175	$109,416,050
Cost of goods sold	69,994,017	10,199,535	15,927,355	96,120,907
Segment profit	6,583,107	4,698,216	2,013,820	13,295,143
Selling, general and administrative expenses				1,843,456
Income from operations				11,451,687
Non-operating income (expenses)				(91,913)
Net income				11,359,774
Segment assets	135,903,758	30,012,833	14,456,366	180,372,957
Capital expenditures	2,463	8,728,797	9,962,202	18,693,462
2009 (Unaudited)
Sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Cost of goods sold	35,232,597	8,582,423	7,166,694	50,981,714
Segment profit	4,067,041	2,671,193	938,720	7,676,954
Selling, general and administrative expenses				555,849
Income from operations				7,121,105
Non-operating income (expenses)				80,147
Net income				7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditures	3,324	-	-	3,324

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months ended, March 31, 2010		Three Months ended, March 31, 2009
	$	% of Sales	$	% of Sales
Net sales	109,416,050	100.0%	58,658,668	100.0%
Cost of good sold	96,120,907	87.8%	50,981,714	86.9%
Gross profit	13,295,143	12.2%	7,676,954	13.1%
Total operating expenses	1,843,456	1.7%	555,849	0.9%
Income from Operation	11,451,687	10.5%	7,121,105	12.1%
Other income (expenses)	(91,913)	-0.1%	80,147	0.1%
Net income	11,359,774	10.4%	7,201,252	12.2%

Net sales. Net sales for the three months ended March 31, 2010 were approximately $109.4 million compared to the same period in 2009 of approximately $58.7 million, an increase in revenues of $50.8 million, or 86.5%. The increase was mainly due to strong market demand for finished oil products and sales growth generated by the gas stations. Sales from wholesale distribution for the three months ended March 31, 2010 was $76.6 million, compared to $39.3 million in the same period of 2009, an increase of $37.3 million, or 94.6%. For the three months ended March 31, 2010 and 2009, sales volume of wholesale distribution were 91,500 tons and 60,400 tons, respectively, with an increase of 31,100 tons or 51.2% from the same period in 2009, as a result of increase of sales to our existing customers to support their business growth and increase the number of our distributors and end customers. Sales from production and sale of biodiesel segment for the three months ended March 31, 2010 was 14.9 million, compared to $11.3 million in the same period of 2009. Sales volume of biodiesel for the three months ended March 31, 2010 and 2009 were 18,400 tons and 17,300 tons, respectively, with a increased of 1,100 tons or 6.4%, compared to the same period of 2009.  Furthermore, average selling price of biodiesel increased by approximately 24.1% from the same period in 2009.  Sales from our retail gas station for the three months ended March31, 2010 was $17.9 million, compared to $8.1 million in the same period of 2009, an increase of $9.8 million or 121.4%.  Sales volume of gas stations for the three months ended March 31, 2010 and 2009 were 19,500 tons and 11,100 tons, respectively, an increased by 8,400 tons or 75.3% from the same period in 2009. Furthermore, average selling price of retail gas station increased by approximately 22.1% from the same period in 2009.

Cost of sales. Cost of sales for the first quarter of 2010 was approximately $96.1 million compared to the cost of sales in the same period of 2009 of approximately $51.0 million, an increase of $45.1 million, or 88.5%.  The increase in cost of sales was attributable to an increase in production and sales activities during the first quarter of 2010. Cost of sales as a percentage of sales was approximately 87.8% for the quarter of 2010 and 86.9% for the same period of 2009.  The increase as a percentage of sales was due to higher transportation cost and related operating expenses as a result of increase sales volume in wholesale distribution business.

Gross profit. Gross profit was approximately $13.3 million for the first quarter of 2010 as compared to approximately $7.7 million for the same period of 2009, representing gross margins of approximately 12.2% and 13.1%, respectively. During the first quarter of 2010, the gross profit margin for wholesales distribution of finished oil and heavy oil products was approximately 8.6%, the gross profit margin for production and sale of biodiesel was approximately 31.5%, the gross margin for operation of retail gas stations was approximately 11.2%, versus 10.3%, 23.7%, and 11.6%, respectively, compared to the same period of 2009.  The decrease in gross profit was due to higher transportation cost and related operating expenses as a result of increase sales volume in wholesale distribution business.

Operating expenses. Selling, general and administrative expenses for the first quarter of 2010 were approximately $1.8 million while it was $0.6 million for the same period of 2009 with an increase of $1.2 million or 200%. This increase was mainly attributed approximately $0.7 million of employee, stock option expense and approximately $0.4 million of stock options awarded to financial advisors. Total operating expenses as a percentage of sales was 1.7% and 0.9% for the first quarter of 2010 and 2009, respectively. We expect our professional fees to continue to increase in 2010, as we continue to engage an outside consulting firm to work on our Sarbanes Oxley compliance, and recognize compensation expense to employee stock option awards. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from Operations. Income from operations for the three months ended March 31, 2010 was $11.5 million compared to $7.1 million in the same period of 2009.  Income from operations as a percentage of sales for the three months ended March 31, 2010 and 2009 were 10.5% and 12.1%, respectively. The decrease as a percentage of sales was attributable to lower gross margin and additional selling, general and administrative expenses.

Net income. The net income for the first quarter of 2010 was $11.4 million as compared to $7.2 million in the same period of 2009.  It was an increase of $4.2 million in net profit or 57.7%.  This increase was attributable to economies of scale combined with rapid growth in revenue from wholesale distribution of finished oil and heavy oil products and operation of retail gas stations segments especially in wholesale distribution business. Management believes that the net income increase is the result of the fast and continuing revenue growth.  Net income will continue to increase as we will continue to increase sales volume in wholesale distribution and operation of retail gas stations. Upon completion of the new 50,000-ton biodiesel production plant in the third quarter of 2010, we expect that revenue and net income will grow significantly.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $41.0 million and $62.4 million, respectively. At March 31, 2010, current assets were approximately $123.6 million and current liabilities were approximately $14.5 million, as compared to current assets of approximately $131.4 million and current liabilities of approximately $10.2 million at December 31, 2009. Working capital equaled approximately $109.1 million at March 31, 2010, compared to $121.2 million at December 31, 2009, a decrease of 10.0%. The ratio of current assets to current liabilities was 8.5-to-1 at March 31, 2010, compared to 12.8-to-1 at the December 31, 2009. The decrease in working capital in the first quarter of 2010 was primarily due to a significant increase approximately $14.2 million of advance to suppliers for additional petroleum supply to support the growth of wholesale distribution and retail gas station business segments.  In the first quarter of 2010, we leased two new gas stations for approximately $8.9 million. Net cash used in operations was $11.2 million in the first quarter of 2010. We also made approximately $7.7 million of down payments for the new equipments for the new biodiesel production plant.

We believe we have sufficient working capital to sustain our current business due to expected increased sales volume, revenue and net income from operations. We intend to continue the expansion of our current operations by (i) extending oil distribution network to other provinces outside of our current territory, (ii) acquiring biodiesel production plants; (iii) acquiring new technology of biodiesel production capability, (iv) expanding our 100,000 ton bio-diesel manufacturing facility by constructing a new 50,000-ton of biodiesel production plant; and (v) acquiring or leasing several additional gas stations to broaden retail channels over the next three years. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have an adverse effect on our business expansion.

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

•	Expanding of market share for our retail gas stations both in terms of quantity and geographic location and required working capital to support the growth;
•	Our ability to maintain our existing oil suppliers and establish collaborative relationships with new suppliers;
•	Increase our biodiesel production capacity through strategic acquisitions or construction of a new facility; and
•	Development and commercialization of new technology in biodiesel production capacity.

 We anticipate incurring some research and development expenses during the next 12 months.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Cash provided by (used in):
Operating Activities	$(11,247,371)	$11,748,785
Investing Activities	(10,198,032)	(3,324)
Financing Activities	-	508,207

Net cash used in operating activities was $11.2 million in the first quarter of 2010, compared to $11.7 million of cash provided by operation in the same period of 2009. The net cash inflow decreased during the first quarter of 2010 was primarily due to advance to suppliers, and lease payments for two new gas stations.

Net cash used in investing activities was $10.2 million in the first quarter of 2010. During the first quarter of 2010, we spent approximately $7.7 million to purchase equipments for constructing a 50,000-ton biodiesel manufacturing facility, and approximately $2.5 million for of purchase Xianyan Jinzheng gas station.

There was no financing activity in the first quarter of 2010. In the first quarter of 2009, we received approximately $0.5 million from releases of restricted cash from prior financing activities.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the three months ended March 31, 2010.  However, there is concern of inflation for the remaining of 2010.

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

Contractual Obligations and Commitments

As a smaller reporting company we are not required to provide information required by this Item.

Recently Issued Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this Item

ITEM 4T.          CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K.

ITEM 2             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2009, we consummated a public offering pursuant to a Registration Statement on Form S-1 (File No. 333 - 161831), which was declared effective by the SEC on October 29, 2009, of 5,000,000 shares of common stock at a public offering price of $5.75 per share, and subsequently on November 18, 2009, we consummated a public offering of an additional 750,000 shares of common stock at the same price as a result of the exercise of the over-allotment option.  Aggregate gross proceeds were approximately $33.1 million and we received net proceeds of approximately $30.7 million from the offering, after deducting underwriting discounts and estimated offering expenses of approximately $2.4 million.

Since the consummation of the offering, we have used approximately $15 million of the net proceeds from the offering to begin construction of a new bio-diesel facility, and the remaining $16 million will be used to expand our wholesale distribution and retail gas station businesses through both organic growth and potential acquisitions and for working capital and general corporate purposes.

ITEM 3             DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4             OTHER INFORMATION

None

ITEM 5             EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)        Exhibits:

31.1      Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2010
CHINA INTEGRATED ENERGY, INC.

By:	/s/ Xincheng Gao
Name: Xincheng Gao
Title: Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.