Form 10-Q/A
period 2010-03-31
China Integrated Energy, Inc.
filed 2010-06-03
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on May 13, 2010 (our “Report”) with the Securities and Exchange Commission.  The principal changes to our Report in this amendment are as follows:

●  In Part I, Item 1 (Financial Statements) of our Report we have reclassified approximately $30 million in segment assets in Note 18 from our wholesale and retail distribution of finished oil and heavy oil segment to our retail gas station segment;

●  In Part I, Item 2 (Management’s Discussion and Analysis of Financial Consition and Results of Operations) of our Report we have (i) reclassified approximately $30 million in segment assets in the Results of Operations table for the three months ended March 31, 2010 and 2009 from our wholesale and retail distribution of finished oil and heavy oil segment to our retail gas station segment, and (ii) revised the discussion in Results of Operations for the three months ended March 31, 2010 and 2009 to correct the disclosure relating to the increase in cost of sales as a percentage of sales and the decrease in gross profit sales in 2010 to reflect that such changes were due to a change in our product mix in our wholesale distribution business and price promotions at our new gas stations; and

●  In Part II, Item 1A (Risk Factors) we have added new risk factors to update the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 5 of Part II, “Exhibits,” as part of this Form 10-Q/A. As further required by Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item as amended.

This Form 10-Q/A does not affect any section of our Report not specifically discussed herein and continues to speak as of the date of our Report. Other than as specifically reflected in this Form 10-Q/A, this Form 10-Q/A does not reflect events occurring after the filing of our Report or modify or update any related disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our report.

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
10,000,000; issued and outstanding 2,815,753 and
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company,” “we,” “us” or “our” means China Integrated Energy Inc. and all entities included in our consolidated financial statements.

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

Principle of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Baorun China Group Limited (“Baorun China Group”) and Redsky Industrial, (Xi'an) Co. Ltd. (“Redsky Industrial”) and its consolidated subsidiary, Xi'an Baorun Industrial Development Co., Ltd. (“Xi'an Baorun Industrial”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued an accounting standards codification, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of the accounting standards codification,” Non-controlling Interest in Consolidated Financial Statements.” The amended accounting standards codification establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The non-controlling Interests in Consolidated Financial Statements clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The non-controlling Interests in Consolidated Financial Statements also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The non-controlling Interests in Consolidated Financial Statements is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects the non-controlling Interests in Consolidated Financial Statements will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

7.  INTANGIBLE ASSETS

In January 2010, the Company completed an acquisition of an agricultural plantation, located in Xianyan Chuanhua, Shaanxi Province, PRC, with 20,000 Mu (approximately 3,295 acres) in size.  The agricultural plantation will used for pilot programs exploring and experimenting with new feedstock for the Company’s biodiesel production.  The purchase price of the plantation was $1,025,521 (RMB 7,000,000) for a 70-year land usage right, where the land is owned by the government.  The payment was made in 2009 and recorded as a deposit.  The amount was reclassified as agricultural plantation land usage right upon completion of transfer of title in January 2010.  See note 14 for gas station operating right and gas station land usage right.

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

For the three months ended March 31, 2010, ten vendors accounted for approximately 80.9% of the Company’s total purchase; within them four vendors provided approximately 53.0% of the Company’s total purchases, and each of these four vendors  provided more than 10% of the Company’s total purchase.  For the three months ended March 31, 2009, this biggest vendor accounted for approximately 40.0% of the Company’s total purchases. There were no accounts payables due to this vendor at March 31, 2009.

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

Baorun China Group is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for three months ended March 31, 2010 and 2009, and has loss carryover of approximately $178,600 at December 31, 2009.  The net operating loss carries forward infinitely for the Hong Kong profits tax, and may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the Hong Kong profits tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed.

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

13.  COMMITMENTS

Lease Agreements

On January 4, 2010, the Company entered into a 15-year non-cancelable and renewable operating lease agreement with Northwest Fire Resistant Factory from January 5, 2010 to January 4, 2025 for the purpose of constructing a new 50,000-ton biodiesel production plant.  The annual lease payment is $117,000 (RMB 800,000). The Company has paid approximately $352,000 (RMB 2,400,000) in advance. The amount represented prepaid lease payments over the next three years and will be amortized accordingly.

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

Construction Contract

On February 25, 2010, the Company entered into a contract with Tongchuan Gaoyuan Construction Co., Ltd. to construct the infrastructure for a new 50,000-ton biodiesel production plant, which is located at Northwest Fire Resistant Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began March 16, 2010 and will be completed by July 30, 2010.  The total construction cost is approximately $1,977,400 (RMB 13,500,000).  Based on the contract, the Company is required to pay approximately $585,900 (RMB 400,000) or 30% of total construction cost upon commencement of the construction, and pay approximately $1,281,600 (RMB 8,7500,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $109,900 (RMB 750,000) serves as retainage for quality assurance, and will be paid by the Company after 180 days from the commencement of  the operation.

On February 26, 2010, the Company entered into a contract with Northwest Fire Resistant Factory “the landlord” to reimburse the landlord approximately $292,900 (RMB 2,000,000) for the cost of demolition.  Based on the contract, the Company is required to pay approximately $175,800 (RMB 1,200,000) within 10 days after execution of the agreement, and pay the remaining balance within 5 days after completion of demolition.

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

14.  BUSINESS COMBINATION

In December 2009, the Company entered into a share purchase agreement with Yangbaorong and Wuyang, who held 100% of the equity of Xianyang Jinzheng Petroleum Sales Co., to acquire 100% of the equity of Xianyang Jinzheng gas station, a privately owned service gas station, located in Xiangyang City, Shaanxi Province, PRC.  The acquisition furthers the Company’s growth strategy and expansion in its retail gas station business segment.  The total purchase price of Xianyang Jinzheng gas station was approximately $9,962,202 (RMB 68,000,000) in cash with no assumption of liabilities.  The first installment payment of approximately $6,973,440 (RMB 47,600,000) was made in 2009 and recorded as a deposit.  In January 2010, the Company paid approximately $2.5 million of the unpaid balance.  The total amount was reclassified to fixed assets and intangible assets according to the appraised valuation.  Assets of Xianyang Jinzheng gas station consists of a 40-year land usage right of 7 Mu (approximately 1.15 acres) of land, which is owned by the government; a two-story building with 196 square meters (approximately 2,130 square feet) in size; 12 gas pumps; 5 petroleum storage tanks; and gas station including business office and fueling stations with 988 square meters (approximately 10,620 square feet) in size.

The acquisition was accounted for using the purchase method of accounting.  The total cost of the acquisition has been allocated to the assets acquired based on their appraised fair value at the date of the acquisition. Total assets and expected revenue of Xianyang Jinzheng are immaterial to the Company’s total assets and total revenue, accordingly pro forma financial information was not presented.

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

For the three months ended March 31, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$76,577,124	$14,897,751	$17,941,175	$109,416,050
Cost of goods sold	69,994,017	10,199,535	15,927,355	96,120,907
Gross profit	6,583,107	4,698,216	2,013,820	13,295,143
Selling, general and administrative expenses				1,843,456
Income from operations				11,451,687
Non-operating income (expenses)				(91,913)
Net income				11,359,774
Segment assets	105,649,673	30,012,833	44,710,451	180,372,957
Capital expenditures	2,463	8,728,797	9,962,202	18,693,462
2009 (Unaudited)
Sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Cost of goods sold	35,232,597	8,582,423	7,166,694	50,981,714
Gross profit	4,067,041	2,671,193	938,720	7,676,954
Selling, general and administrative expenses				555,849
Income from operations				7,121,105
Non-operating income (expenses)				80,147
Net income				7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditures	3,324	-	-	3,324

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

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, China Integrated Energy is exempt from the fuel tax and corporate income taxes.  China integrated Energy is exempted from the corporate income tax through the end of calendar year 2010.

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

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification, “, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. Management believes this Statement will have immaterial impact on the financial statements of the Company.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate when Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses may have a material adverse effect on the financial condition of the Company taken as a whole.

Results of Operations

For the three months ended March 31, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$76,577,124	$14,897,751	$17,941,175	$109,416,050
Cost of goods sold	69,994,017	10,199,535	15,927,355	96,120,907
Segment profit	6,583,107	4,698,216	2,013,820	13,295,143
Selling, general and administrative expenses				1,843,456
Income from operations				11,451,687
Non-operating income (expenses)				(91,913)
Net income				11,359,774
Segment assets	105,649,673	30,012,833	44,710,451	180,372,957
Capital expenditures	2,463	8,728,797	9,962,202	18,693,462
2009 (Unaudited)
Sales	$39,299,638	$11,253,616	$8,105,414	$58,658,668
Cost of goods sold	35,232,597	8,582,423	7,166,694	50,981,714
Segment profit	4,067,041	2,671,193	938,720	7,676,954
Selling, general and administrative expenses				555,849
Income from operations				7,121,105
Non-operating income (expenses)				80,147
Net income				7,201,252
Segment assets	68,407,475	18,881,905	8,044,875	95,334,255
Capital expenditures	3,324	-	-	3,324

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months ended, March 31, 2010		Three Months ended, March 31, 2009
	$	% of Sales	$	% of Sales
Net sales	109,416,050	100.0%	58,658,668	100.0%
Cost of good sold	96,120,907	87.8%	50,981,714	86.9%
Gross profit	13,295,143	12.2%	7,676,954	13.1%
Total operating expenses	1,843,456	1.7%	555,849	0.9%
Income from Operation	11,451,687	10.5%	7,121,105	12.1%
Other income (expenses)	(91,913)	-0.1%	80,147	0.1%
Net income	11,359,774	10.4%	7,201,252	12.2%

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

Cost of sales. Cost of sales for the first quarter of 2010 was approximately $96.1 million compared to the cost of sales in the same period of 2009 of approximately $51.0 million, an increase of $45.1 million, or 88.5%.  The increase in cost of sales was attributable to an increase in production and sales activities during the first quarter of 2010. Cost of sales as a percentage of sales was approximately 87.8% for the quarter of 2010 and 86.9% for the same period of 2009.  The increase as a percentage of sales was due to change of product sales mix in wholesale distribution business and price promotions at five of our new gas stations.

Gross profit. Gross profit was approximately $13.3 million for the first quarter of 2010 as compared to approximately $7.7 million for the same period of 2009, representing gross margins of approximately 12.2% and 13.1%, respectively. During the first quarter of 2010, the gross profit margin for wholesales distribution of finished oil and heavy oil products was approximately 8.6%, the gross profit margin for production and sale of biodiesel was approximately 31.5%, the gross margin for operation of retail gas stations was approximately 11.2%, versus 10.3%, 23.7%, and 11.6%, respectively, compared to the same period of 2009.  The decrease in gross profit was due to change of product sales mix in our wholesale distribution business and price promotions at five of our new gas stations.

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

PART II

OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

Risks Related to our Business

Our customer sales base in 2010 has become more concentrated.  If we were to lose any such customers, our business, operating results and financial condition could be materially and adversely affected.

Historically, our customer base has been highly concentrated.  For the years ended December 31, 2008 and 2009, sales by our five largest customers contributed 23.3% and 39.1% to our total sales, respectively.  In the first quarter of 2010, sales to two provincial subsidiaries of Sinopec, represented 46.9% of our total sales.  The loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

We face risks associated with future acquisitions.

An important element of our growth strategy is to invest in or acquire businesses or assets that will enable us, among other things, to expand our retail gas station business and expand our bio-diesel manufacturing capacity.  However, we may be unable to identify suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not immediately realize the anticipated benefits from the transaction. Integrating an acquired business or assets is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses or assets requires us to:

•	integrate and retain personnel;

•	evaluate and assess the acquired technologies to determine if they are suitable;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges.  Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from future acquisitions, which will impair our overall business results.

We may face constraints on our working capital as a result of advancements made to suppliers, and any shortfall in working capital could restrict our ability to obtain our raw material supply.

Industry practice for our wholesale distribution of finished oil segment requires that we prepay our suppliers.  If at any given time we do not have sufficient working capital available to make such payments, we may be unable to obtain additional supplies or, the quantity available to us may be limited.  Although our inventory balances may vary, we generally maintain inventory expected to satisfy our distribution cycle and ultimately customer demand for 14 days.  Any failure or delay in procuring additional supplies could disrupt or inhibit our ability to meet our obligations under customer contracts, which could cause our customers to seek other suppliers and a significant decrease in overall sales revenues.

We may face increased competition from larger domestic competitors in the finished oil and heavy oil products industry if consolidation continues.

The requirement for payment in advance for petroleum supplies has had a disproportionate negative impact on smaller domestic companies. Many smaller wholesale distributors who do not have access to adequate capital to make these advances have been acquired by larger competitors.  As a result, there has been, and we believe that there will continue to be, consolidation resulting in fewer, larger competitors in the wholesale distribution of finished oil and heavy oil industry.

An increase in competition arising from industry consolidation and an increase in the size and financial resources of our competitors in the wholesale distribution of finished oil and heavy oil products may result in additional advances having to be made to suppliers, price reductions, reduced gross profit margins and loss of our market share, any of which could adversely affect our financial condition and profitability.

Competition in the retail gas station business may become intense as international oil and gas companies begin to enter the retail gas station market in the PRC.

The retail gas station market in the PRC is highly fragmented with many privately owned gas stations.  To date, our operating leases for, and acquisitions of, retail gas stations have primarily been with or from private owners.  As large international players, such as Exxon Mobil and Shell, begin to penetrate this market through partnerships with state-owned entities or others, competition for small privately-owned gas stations may become intense, which could significantly increase lease payments and purchase prices paid to owners.  Companies such as Exxon Mobil and Shell also have greater financial and other resources than we do, and we may be unable to successfully finance such acquisitions at potentially higher prices or otherwise.  Since our growth strategy with respect to our retail gas station business depends on our ability to continue to acquire, through leases and otherwise, gas stations, our inability to compete against larger international companies could significantly hinder revenue  growth for this segment.

Our failure to renew our Dangerous Chemical Operating Permit may have a material adverse impact on our financial condition and results of operations.

PRC law and regulations on dangerous chemical administration require that a Dangerous Chemical Operating Permit must be obtained for any entity engaging in the operation and sale of dangerous chemicals. We obtained a Dangerous Chemical Operating Permit for our wholesale distribution of finished oil and heavy oil business in April 2007, which expired in April 2010.  In March 2010, we submitted an application to renew the permit, which is currently under the review of the relevant authority.  However, we are unable to ascertain how long the review process will take and whether we will be able to receive a renewal or obtain a new permit. On June 3, 2010 we received the following informal written statement confirmed by the local authority of Shan’xi province Who is responsible for issuing the permit: “On March 18, 2010, our Bureau received the Company's renewal application for a Dangerous Chemical Operation Permit (Shaan Sheng You (Jia) [2007] No. 000015). The Company may continue to conduct the relevant business associated with this permit during the renewal review period.”

Operating our business without a Dangerous Chemical Operating Permit may be deemed a violation of PRC law and may subject us to severe penalties, including fines and suspension of operation.  Any failure by us to renew or obtain such permit could require us to suspend operations and would have a material adverse effect on the operation of our business.

Our biodiesel business will suffer if we cannot obtain or maintain necessary permits or approvals.

In the fourth quarter of 2009, to expand our production capacity, we began the construction of a new 50,000-ton biodiesel production plant on leased land adjacent to our existing 100,000-ton biodiesel facility.  We leased the land for both facilities from Northwest Fire Resistant Factory, a former state-owned enterprise. We do not have all the necessary permits relating to the construction and operation of these facilities.  With respect to both biodiesel facilities, we do not have the land planning permit.  For our existing facility we have several outstanding permits, which we are still seeking to obtain, and for our new facility we are in the process of applying for all the required permits.  We have not been informed by any governmental agency that we should cease use of our existing biodiesel facility or that we are prohibited from constructing our new biodiesel facility.  Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate our biodiesel facilities or to suspend construction of our new biodiesel plant.

Our legal right to lease certain properties could be challenged by property owners, regulatory authorities or other third parties

We lease the land on which our biodiesel facilities and most of our gas stations are located.  We cannot be certain that Northwest Fire Resistant Factory, the lessor of the land on which our biodiesel facilities are located, or our other lessors have obtained all required consents or approvals for them to lease the relevant property to us.  Any failure to duly obtain the consents and approvals by these lessors could potentially result in the invalidation of our lease or, in serious cases, we may be required to vacate the leased properties or we may have to pay a fine.

We and/or Baorun China Group may be classified as a “resident enterprise” for PRC enterprise income tax purposes. Such classification could result in PRC tax consequences to us, our non-PRC resident enterprise investors and/or Baorun China Group.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as “resident enterprise” and “non-resident enterprises”. An enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to an enterprise organized under the laws of the PRC for PRC enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body or Baorun Group’s managing body as being located within the PRC. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we and/or Baorun China Group is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Baorun China Group may be subject to the PRC enterprise income tax at a rate of 25% on our and/or Baorun china Group’s respective worldwide taxable incomes, as well as PRC enterprise income tax reporting obligations. Second, under the EIT law and its implementing rules, dividends paid between “qualified resident enterprise” are exempt from enterprise income tax. As a result, dividends paid by Redsky Industrial to Baorun Group may be exempt from the statutory 10% PRC withholding tax normally imposed provided Baorun Group is classified as a resident enterprise and, similarly, dividends paid by Baorun Group to us may be exempt from such 10% withholding tax provided we are also classified as a resident enterprise. If either Baorun Group or we are not classified as a resident enterprise then the statutory 10% PRC withholding tax on dividends paid would normally apply to any dividends paid by the resident enterprise to the non-resident enterprise.

Finally, if we are classified as a PRC “resident enterprise”, this classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our enterprise (but not individual) investors that are not tax residents of the PRC (“non-resident investors”) and gains derived by them from transferring our common stock, if such income or gain is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to our non-PRC resident investors. Our non-PRC resident investors also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances if such income is considered as PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

Investors should consult their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

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

Dated: June 3, 2010
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