Form 10-Q
period 2010-06-30
China Integrated Energy, Inc.
filed 2010-08-13
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

As of August 12, 2010, 33,829,091shares of the issuer’s common stock, par value $0.0001, were outstanding.

TABLE OF CONTENTS

Part I
FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,733,880	$62,415,443
Accounts receivable	7,837,740	3,099,587
Other receivables and deposits	2,826,031	7,231,586
Prepaid expenses	4,111,817	3,145,502
Advance to suppliers	33,401,720	34,544,100
Inventories, net	24,791,994	20,954,851

Total current assets	131,703,182	131,391,069

Prepaid rents	30,178,918	24,620,685

Property, plant and equipment, at cost	10,203,460	10,017,987
Construction in progress	8,379,169	-
Less accumulated depreciation	(2,676,837)	(2,456,080)
Property, plant and equipment , net	15,905,792	7,561,907

Intangible asset, net	10,427,760	-

Total noncurrent assets	56,512,470	32,182,592

TOTAL ASSETS	$188,215,652	$163,573,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from customers	253,631	1,903,124
Taxes payable	1,163,651	1,242,931
Other payables and accruals	899,728	2,700,988
Loans payable	4,423,800	4,395,025

Total current liabilities	6,740,810	10,242,068

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized shares 10,000,000; issued and outstanding 2,594,753 and 3,115,753 shares at June 30, 2010 and December 31 2009, respectively	2,594	3,115
Common stock, $.0001 par value; authorized shares 79,000,000; issued and outstanding 33,829,091 and 33,269,091 shares at June 30, 2010 and December 31, 2009, respectively	3,382	3,326
Additional paid in capital	78,143,607	75,858,994
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	6,573,577	5,473,420
Retained earnings	91,831,568	67,072,624

Total stockholders' equity	181,474,842	153,331,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,215,652	$163,573,661

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$104,423,890	$65,244,239	$213,839,940	$123,902,907

Cost of goods sold	88,884,791	55,768,322	185,005,698	106,750,036

Gross profit	15,539,099	9,475,917	28,834,242	17,152,871

Selling, general and administrative expenses	2,028,262	610,726	3,871,718	1,166,575

Income from operations	13,510,837	8,865,191	24,962,524	15,986,296

Non-operating income (expenses)
Interest expenses	(46,933)	(35,662)	(97,718)	(69,180)
Subsidy income	-	-	-	116,964
Other expense	(64,734)	(2,796)	(105,862)	(6,094)

Total non-operating income (expenses)	(111,667)	(38,458)	(203,580)	41,690

Net income	13,399,170	8,826,733	24,758,944	16,027,986

Other comprehensive item
Foreign currency translation gain (Loss)	1,020,274	36,710	1,100,157	(14,074)

Comprehensive Income	$14,419,444	$8,863,443	$25,859,101	$16,013,912

Basic and diluted weighted average shares outstanding
Basic	33,710,190	27,169,091	33,515,721	27,169,091
Diluted	43,956,280	34,635,447	43,245,677	34,629,111

Basic and diluted net earnings per share available to common stockholders
Basic	$0.40	$0.32	$0.74	$0.59
Diluted	$0.30	$0.25	$0.57	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Statutory reserves	Other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2008	3,465,753	$3,465	27,169,091	$2,716	44,434,250	$4,920,114	$5,337,003	$29,201,661	$83,899,209
Preferred B conversion	(350,000)	(350)	350,000	35	315	-	-	-	-
Shares issued to employees	-	-	-	-	30,056	-	-	-	30,056
Stock purchase option – directors	-	-	-	-	155,104	-	-	-	155,104
Stock-based compensation	-	-	-	-	555,710	-	-	-	555,710
Net income for the year	-	-	-	-	-	-	-	37,870,963	37,870,963
Issuance of common stock	-	-	5,750,000	575	30,683,559	-	-	-	30,684,134
Foreign currency translation gain	-	-	-	-	-	-	136,417	-	136,417
Balance at December 31, 2009	3,115,753	3,115	33,269,091	3,326	75,858,994	4,920,114	5,473,420	67,072,624	153,331,593
Preferred A conversion	(11,000)	(11)	50,000	5	6	-	-	-	-
Preferred B conversion	(510,000)	(510)	510,000	51	459	-	-	-	-
Stock purchase option – directors	-	-	-	-	121,404	-	-	-	121,404
Stock-based compensation – consultants	-	-	-	-	757,648	-	-	-	757,648
Employee stock option compensation	-	-	-	-	1,405,096	-	-	-	1,405,096
Net income for the period	-	-	-	-	-	-		24,758,944	24,758,944
Foreign currency translation gain	-	-	-	-	-	-	1,100,157	-	1,100,157
Balance at June 30, 2010	2,594,753	$2,594	33,829,091	$3,382	$78,143,607	$4,920,114	$6,573,577	$91,831,568	$181,474,842

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA BIO ENERGY HOLDING GROUP CO., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)	For The Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,758,944	$16,027,986
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	22,676	-
Depreciation and amortization	642,344	589,927
Stock based compensation	2,284,148	131,533
(Increase) decrease in current assets:
Accounts receivable	(4,686,692)	1,885,008
Other receivables, deposits and prepaid expenses	(1,012,036)	4,683,889
Advance to suppliers	1,366,467	1,039,421
Inventories	(3,676,447)	1,342,443
Prepaid expenses-Rental	(8,863,000)	(2,898,975)

Increase (decrease) in current liabilities:
Accounts payable	-	(1,463)
Advance from customers	(1,654,006)	(1,904,172)
Taxes payable	(86,709)	46,183
Other payables and accrued expenses	(2,305,317)	(2,231,051)

Net cash provided by operating activities	6,790,372	18,710,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,797)	(91,176)
Business acquisition	(2,490,040)	-
Construction in progress	(8,323,361)	-

Net cash used in investing activities	(10,824,198)	(91,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	-	797,993
Repayment of auto loans long term notes payable	-	(29,255)

Net cash provided by financing activities	-	768,738

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	352,263	20,044

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,681,563)	19,408,335

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	62,415,443	23,119,028

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,733,880	$42,527,363

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$112,554	$77,344

Non-cash activities:
Investing activities
Reclassification from other receivables and prepaid rents recorded at December 31, 2009 to intangible assets for the period ended June 30, 2010.	$7,994,143	$-
Financing activities
Conversion of preferred stock to common stock	$61	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company," "we," "us" or "our" means China Integrated Energy Inc. and all entities included in our consolidated financial statement

The unaudited condensed  consolidated financial statements include the financial statements of the Company, and its wholly owned or controlled subsidiaries and all other entities that it has a controlling financial interest in or is considered to be the primary beneficiary, pursuant to the rules of the Accounting Standards Codification. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. The Company has included the results of operations of its subsidiaries from the dates of acquisition.

The Company, its subsidiaries and VIEs referenced above are hereinafter collectively referred to as the (“Company”).

Principle of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Baorun Group and Redsky Industrial, and our consolidated subsidiary, Baorun Industrial (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at June 30, 2010 and December 31, 2009 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Advance to Suppliers

Advance to suppliers consist of prepayments to the suppliers for products that have not yet been received. Any amount paid to the suppliers prior to the Company’s acceptance of petroleum products and biodiesel feedstock are recorded as advance to suppliers. The Company will record the prepayment as inventory at the time of accepting delivery of petroleum products from suppliers. Advance to suppliers as of June 30, 2010 and December 31, 2009 were $33,401,720 and $34,544,100, respectively. Based on the customers’ purchase plans, we usually work with suppliers by advancing prepayments of inventory to ensure on time delivery to meet customers’ demands.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of June 30, 2010 and December 31, 2009 were $253,631 and $1,903,124, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of accounting standards codification, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of the accounting standards codification, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the accounting standards codification. As a result of the implementation of the accounting standards codification, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of the accounting standards codification did not have a material impact on the Company’s financial statements.

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

Sales revenue represents the invoiced value of goods sold, net of value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials or services included in the cost of producing their finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

There were no sales returns and allowances for the three months ended June 30, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Statement of Cash Flows

In accordance with accounting standards codification, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet due to fluctuation in currency exchange.

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

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. Since then the RMB has strengthened and risen more than 21% against the USD.  On June 19, 2010, the Chinese central bank announced that it would further the reform of the RMB exchange rate mechanism to improve flexibility. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant. This fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses Statement of accounting standards codification “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended June 30, 2010 and 2009 were included net income and foreign currency translation adjustments.

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

As of June 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the accounting standards codification, “Share-Based Payment.”. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and other equity-based compensation to employees and non-employees, and recognizes that cost over the requisite service period. For the three months ended June 30, 2010, the Company recorded approximately $1,157,074 of stock compensation expense in accordance with accounting standards codification, “Share-Based Payment”.  Refer to Note 17 for additional information regarding the Company’s stock non-qualified plan (Plan).

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of the VIEs economic gains or losses. The FASB has issued the accounting standards codification (Revised December 2004), “Consolidation of Variable Interest Entities.” The accounting standards codification clarifies the application of Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. The accounting standards codification clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. In presenting the Company’s condensed consolidated statements of cash flow for the six months ended June 30, 2009, the Company presented $1,784,914 in the decrease in other receivables deposits and prepaid expenses. In presenting the Company’s condensed consolidated statements of cash flow for the six months ended June 30, 2010, the Company presented $4,683,889 in the decrease in other receivables deposits and $2,898,975 in the increase in prepaid rents. These reclassifications had no effect on previously reported results or retained earnings.

Litigation

In the normal course of business, the Company may be involved in legal proceedings. The Company accrues a liability for such matters, when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. There is no material litigation against the Company.

New Accounting Pronouncements

Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810).   The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification,“, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004”. The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no material impact on the financial statements of the Company once adopted.

Stock based Compensation

In April 2010, the FASB issued an Accounting Standard update, an amendment of the accounting standards codification Topic 718, “Compensation – Stock Compensation”. The amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.

The amendment in the update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendment in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendment is initially applied, as if the amendment had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not believe that amendment of the accounting standards codification would have material effect on the Company’s financial statements and disclosures.

2.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2010 and December 31, 2009 amounted to $55,314,058 and $41,905,658, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

3.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 13 - Commitments) and other expenses. At June 30, 2010 and December 31, 2009, the current portion of prepaid rental expenses of gas stations was $3,489,497 and $2,732,546, respectively. At June 30, 2010 and December 31, 2009, the noncurrent portion of prepaid expenses amounted $30,178,918 and $24,620,685, respectively, which represents the prepaid rents that will be expensed after one year.

4.  INVENTORIES

Inventories consisted of the following:

	June 30, 2010 (Unaudited)	December 31,2009 (Audited)
Petroleum	$12,092,615	$10,449,525
Diesel	6,614,765	5,601,725
Raw material for manufacturing bio-diesel oil	6,084,614	4,903,601
Total	24,791,994	20,954,851

5.  OTHER RECEIVABLES AND DEPOSITS

At June 30, 2010, other receivables represented deposits made for purchase of equipment and for short term cash advances to third parties in the amount of $2,826,031, of which $1,474,600 was a deposit for a non-binding letter of intent (LOI) to acquire a Sichuan-based biodiesel producer with 50,000 MT of production capacity. At December 31, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $7,231,586, of which $6,973,439 was a deposit for the purchase of Jinzheng gas station, which was completed in the first quarter of 2010.

6.  PROPERTY, PLANT, AND EQUIPMENT

Plant, property, and equipment are summarized as follows:

	June 30,	December 31,
	2010	2010
	(Unaudited)	(Audited)
Building	$604,328	$336,051
Biodiesel Processing Equipment	8,415,141	8,360,404
Office Equipment	127,238	145,456
Other Equipment	198,211	34,047
Motor Vehicles	858,542	1,142,029
Construction in progress	8,379,169	-
	18,582,629	10,017,987
Less: Accumulated Depreciation	(2,676,837)	(2,456,080)
Total	$15,905,792	$7,561,907

Depreciation expense for the six months ended June 30, 2010 and 2009 were $516,021 and $589,927, respectively; and approximately $258,033 and $297,000 for the three months ended June 30, 2010 and 2009, respectively.

7.  INTANGIBLE ASSETS

In January 2010, the Company completed an acquisition of an agricultural plantation, located in Xianyang Chuanhua, Shaanxi Province, PRC, with 20,000 Mu (approximately 300,000 acres) in size.  The agricultural plantation will be used for pilot programs, which will explore and experiment with new feedstock for the Company’s biodiesel production.  The purchase price of the plantation was $1,025,521 (RMB 7,000,000) for a 70-year land usage right, where the land is owned by the government. See note 14 for gas station operating right and gas station land usage right.

Intangible assets are summarized as follows:

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Gas station operating right	$7,028,553	$-
Gas station land usage right	2,490,009	-
Agricultural plantation land usage right	1,025,521	-
	10,554,083	-
Less: Accumulated Amortization	(126,323)	-
Total	10,427,760	-

Amortization expense for the six months ended June 30, 2010 and 2009 were $126,323 and $-0-, respectively; and approximately $ 63,169 and $-0-for the three months ended June 30, 2010 and 2009, respectively.

8.  MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2010, two major customers accounted for approximately 37.1% of the Company’s total sales, and these two customers accounted for approximately 32.8% of the Company’s outstanding accounts receivable. No other major customers accounted for over 10% of the Company’s total sales. For the three months ended June 30, 2009, one major customer accounted for approximately 23.9% of the Company’s total sales, and this customer accounted for approximately 18.8% of the Company’s outstanding accounts receivable.

For the three months ended June 30, 2010, ten vendors accounted for approximately 80.4% of the Company’s total purchase; within them two vendors provided approximately 46.4% of the Company’s total purchases, and each of these vendors provided more than 20% of the Company’s total purchase.  For the three months ended June 30, 2009, this biggest vendor accounted for approximately 25.8% of the Company’s total purchases. There were no accounts payables due to this vendor at June 30, 2010.

For the six months ended June 30, 2010, three major customers accounted for approximately 43.1% of the Company’s total sales, and each of these customers provided more than 10% of the Company’s total sales.

For the six months ended June 30, 2010, ten vendors accounted for approximately 72.1% of the Company’s total purchase; two vendors provided approximately 29.9% of the Company’s total purchases, and each of these vendors provided more than 10% of the Company’s total purchase.

9.  TAX PAYABLE

Tax payable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Value added tax payable	$1,075,291	$1,150,725
Urban maintenance and construction tax payable	75,270	80,551
Other tax payable	13,090	11,655
	$1,163,651	$1,242,931

10.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Redsky had a net operating loss of approximately $20,000 and $4,000 for the six months ended June 30, 2010 and 2009, respectively; and approximately $9,200 and $2,000 for the three months ended June 30, 2010 and 2009, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun China Group Limited is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for three months ended June 30, 2010 and 2009, and has loss carryover of approximately $178,600 at December 31, 2009.  The net operating loss carries forward infinitely for the Hong Kong profits tax, and may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the Hong Kong profits tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed.

The parent company, China Integrated Energy, Inc. is incorporated in the United States and has incurred an aggregate net operating loss of $2,284,000 and $206,000  for the six months ended June 30, 2010 and 2009, respectively; and approximately $1,157,000 and $84,000  for the three months ended June 30, 2010 and 2009, respectively., respectively, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for the United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustment as warranted

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the taxable years.

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax holiday	(25)%	(25)%
Valuation allowance	-%	-%
Tax per financial statements	-	-

The following table gives the unaudited consolidated pro forma financial impact had the PRC taxes not been abated.

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income before income taxes	$13,399,170	$8,826,733	$24,758,944	$16,027,986
Tax provision	(3,641,637)	(2,206,683)	(6,778,279)	(4,059,494)
Net income	$9,757,533	$6,620,050	$17,980,665	$11,968,492
Earnings per share (Basic)	$0.29	$0.19	$0.54	$0.44
Earnings per share (diluted)	$0.22	$0.15	$0.42	$0.35

11.  OTHER PAYABLES AND ACCRUALS

Other payable mainly consisted of payables for the purchase of equipment, short term advances from third parties, and other obligations. Other payables balances at June 30, 2010 and December 31, 2009 were $899,728 and $2,700,988, respectively. At December 31, 2009, there was payable of $1,816,610 for remaining unpaid leasing cost of the new gas station.

12.  LOANS PAYABLE

The Company was obligated under one short term loan from a commercial bank in the PRC. The loan was entered into on October 26, 2009 with maturity to October 25, 2010. The principal will be repaid at maturity and the interest is payable per quarter, currently the Company’s rate is at 5.841% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd and Shaanxi Security & Trust Guarantee Co. Xi’an City Economic & Technology Investment Guarantee Co insured $2,930,017 (RMB 20,000,000). Shaanxi Security & Trust Guarantee Co insured $1,465,008 (RMB 10,000,000). The guarantee fee was 2.375% of total loan amount or $110,478 (RMB 754,110). Mr. Gao Xincheng, Chairman and CEO, provided counter guarantee to the guarantee companies to secure the loan. The Company collateralized its diesel processing equipment and inventory in the value of approximately $3,516,000 (RMB 24,000,000) for the guarantee. At June 30, 2010 and December 31, 2009, the loan carried a balance of $ 4,423,800 and $4,395,025 (RMB 30,000,000), respectively.

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

Total rental expense for the six months ended June 30, 2010 and 2009 amounted to approximately $1,731,000 and $894,000, respectively; and approximately $865,000 and $451,000 for the three months ended June 30, 2010 and 2009, respectively.

Shipping Agreement

During 2008, the Company entered a shipping agreement with a transportation company for transporting the raw materials for manufacturing the biodiesel product for a period of July 1, 2008 through August 31, 2009. The contract was renewed for another year. The Company pays RMB 60 per ton for transporting the raw material from the suppliers to our facilities and pays a range of RMB 30 / ton – RMB 100 / ton for transporting the raw oil from its various oil extract plants to its bio-diesel production facility. For the six months ended June 30, 2010 and 2009, the shipping cost paid to this transportation company was approximately $212,000 and $311,000, respectively; and approximately $107,000 and $185,000, respectively, for the three months ended June 30, 2010 and 2009.

Construction Contract

On February 25, 2010, the Company entered into a contract with Tongchuan Gaoyuan Construction Co., Ltd. to contract infrastructure for a new 50,000-ton biodiesel production plant, which will be located at Northwest Naihuo Material Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began March 16, 2010 and was expected to be completed by July 30, 2010. As of July 30, 2010, there is only a small portion of the infrastructure that has yet to be completed.   The total construction cost is approximately $1,977,400 (RMB 13,500,000).  Based on the contract, the Company paid approximately $585,900 (RMB 4,000,000) or 30% of total construction cost upon commencement of the construction, and will pay approximately $1,281,600 (RMB 8,7500,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $109,900 (RMB 750,000) serves as retainage for quality assurance, and will be paid by the Company 180 days after the commencement of operations.

On February 26, 2010, the Company entered into a contract with Northwest Naihuo Material Factory “the landlord” to reimburse the landlord approximately $292,900 (RMB 2,000,000) for the cost of demolition.  Based on the contract, the Company paid approximately $175,800 (RMB 1,200,000) within 10 days after execution of the agreement, and paid the remaining balance within 5 days after completion of demolition.

On April 30, 2010, the Company entered into a contract with Shaanxi Pinyi Decoration Construction Co., Ltd. to renovate storage tanks, raw material storage, production building, and research and development facility for the new 50,000-ton biodiesel production plant that located at Northwest Naihuo Material Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began May 1, 2010 and was expected to be completed by July 30, 2010.  As of July 30, 2010, there is only a small portion of the renovation work that has yet to be completed.  The total construction cost is approximately $1,459,900 (RMB 9,900,000).  Based on the contract, the Company paid approximately $442,000 (RMB 3,000,000) or 30% of total construction cost upon commencement of the construction, and will pay approximately $943,700 (RMB 6,400,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $73,700 (RMB 500,000) serves as retainage for quality assurance, and will be paid by the Company 180 days after the commencement of operations.

Equipment Purchase Agreements

On March 5, 2010, the Company entered into an equipment purchase agreement with Japan Micro Energy Corporation (JMEC) to purchase biodiesel production equipment. The purchase price is approximately $5,858,900 (RMB 40,000,000).  At the execution of the purchase agreement, the Company paid approximately $3,808,300 (RMB 26,000,000) or 65% of the purchase price as adown payment, and pay approximately $1,757,700 (RMB 12,000,000) or 30% of the purchase price 5 days before of the shipment. As of July 30, 2010, the equipment was in the process of clearing customs.  The remaining balance of approximately $292,900 (RMB 2,000,000) or 5% of purchase price will be paid within 12 months after the delivery.  JMEC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment.

On March 8, 2010, the Company entered into an equipment purchase agreement with Japan Shinwa Shouji Co., Ltd. (JSSC) to purchase biodiesel production equipment.  The purchase price is approximately $3,368,900 (RMB 23,000,000). At the execution of the purchase agreement, the paid approximately $1,516,000 (RMB 10,350,000) or 45% of the purchase price as a down payment, and pay approximately $1,684,400 (RMB 11,500,000) or 50% of the purchase price 7 days before of the shipment.  The remaining balance of approximately $168,400 (RMB 1,150,000) or 5% of purchase price will be paid within 12 months after the delivery.  JSSC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment. As of July 30, 2010, the equipment was in the process of clearing customs.

14.  BUSINESS COMBINATION

In January 2010, the Company completed an acquisition of 100% of Xianyang Jinzheng gas station, a privately owned service gas station, located in Xiangyang City, Shaanxi Province, PRC.  The acquisition furthers the Company’s growth strategy and expansion in operation of its retail gas station business segment.  The total purchase price of Xianyang Jinzheng gas station was approximately $9,962,202 (RMB 68,000,000) in cash with no assumption of liabilities.  Assets of Xianyang Jinzheng gas station consists of a 40-year land usage right of 7 Mu (approximately 105 acres) of land, which is owned by the government; a two-story building with 196 square meters (approximately 1,960 square feet) in size; 12 gas pumps; 5 petroleum storage tanks; and gas station including business office and fueling stations with 988 square meters (approximately 9,880 square feet) in size.

The acquisition was accounted for using the purchase method of accounting.  The total cost of the acquisition has been allocated to the assets acquired based on their appraised fair value at the date of the acquisition.  Total assets and expected revenue are immaterial to the Company’s total assets and total revenue accordingly pro forma financial information and financial statements of Xianyang Jinzheng has not been presented.

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

	For the Three Months Ended, June 30		For the Six Months Ended, June 30
(Unaudited)	2010	2009	2010	2009
Net income available to common shareholders	$13,399,170	$8,826,733	$24,758,944	$16,027,986
Weighted average shares outstanding – basic	33,710,190	27,169,091	33,515,721	27,169,091
Effect of dilutive securities:
Convertible preferred stock	6,220,109	7,011,208	6,414,578	7,011,208
Unexercised warrants and options	3,327,981	455,148	3,315,378	448,812
Weighted average shares outstanding – diluted	43,956,280	34,635,447	43,245,677	34,629,111
Earnings per share – basic	0.40	0.32	$0.74	$0.59
Earnings per share – diluted	0.30	0.25	$0.57	$0.46

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

On May 11, 2010, the investor converted 11,000 shares of Series A Convertible Preferred stock into 50,000 shares of common stock, at a conversion rate of one share of Series A Convertible Preferred stock for 4.54 shares of common stock. The conversion had no cash impact.

On May 13, 2010, the investor converted 210,000 shares of Series B Convertible Preferred stock to 210,000 shares of common stock.  The conversion had no cash impact.

Following is a summary of warrant activity for the six months ended June 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	4,007,273	$3.82	3.43
Exercisable at December 31, 2009	3,977,273	3.80	3.44
Granted	30,000	10.00	2.29
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	4,037,273	$3.86	2.86
Exercisable at June 30, 2010	4,007,273	3.82	2.84

17.  SHARED-BASED PAYMENT ARRANGEMENTS

On September 10, 2009, the Company issued a stock  option to a financial advisory consultant to purchase 310,320 shares of common stock and to an investor relations consultant to purchase 206,880 shares of common stock. The exercise prices of both stock  options are $4.50 per share. The stock options are provided as remuneration for the financial advisory and investor relations consulting services.. The options were accounted for using the fair value method. The options expire one year from the date of grant and immediately vested on the grant date. The Company recognized approximately $710,300 of compensation expense for these options for the six months ended June 30, 2010.

On December 16, 2009, the Company issued a stock option to a financial advisory consultant to purchase 20,000 shares of common stock. The exercise price of the stock option is $7.09 per share. The stock  option is a part of partial remuneration for the financial advisory consulting service to be provided over the course of 12 months. The option was accounted for using the fair value method. The option expires  six years from the grant date and is evenly vests each quarter. The Company recognized approximately $47,300 of compensation expense for this option for the six months ended June 30, 2010.

On January 4, 2010, the Company renewed service contracts with the three independent directors and issued non-transferable stock purchase options to two independent directors to purchase 20,000 shares of common stock each. The exercise price is at $7.30 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  The Company recognized approximately $121,400 of compensation expense for these options for the six months ended June 30, 2010.

In February 2010, the Company renewed the service contract with an investor relations consulting firm for investor relations services. As a part of investor relations consulting fee, the Company issued the investor relations consulting firm warrants to purchase 30,000 shares of the Company’s common stock with a strike price at $10.00 per share. The warrants vest on the one year anniversary of the contract signature date, are exercisable only for cash and will expire 18 months from the date of vesting.

Stock Option Grants

On October 10, 2009, the Board of Directors and the Compensation Committee authorized and approved granting stock option awards to employees under the 2003 Incentive Plan (Plan). The Plan provides for the granting of non-qualified and incentive stock options to officers, employees, and others.  The stock option exercise price is determined by the grant-date fair value of the award.  On January 1, 2010, the Company granted 2,752,000 of options to employees with the exercise price at $7.04 per share. The options are vest ratably by quarter over a 5-year period and expire 6 years from the date of grant.

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

Following is a summary of stock option activity for the year ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	577,200	$4.56	1.41	$1,546,728
Issued	2,792,000	7.04	5.82
Exercised	259,265	-	-
Cancelled/Forfeited	25,000	-	-
Outstanding at June 30, 2010	3,084,935	$6.79	6.04	$4,652,373
Exercisable at June 30, 2010	454,285	5.02	3.22	$1,489,954

Following is a summary of non-vested options as June 30, 2010 and changes during the three months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2009	20,000	$7.09
Issued	2,792,000	7.04
Exercised	-	-
Cancelled	25,000	7.04
Non-vested options as of June 30, 2010	2,630,650	$7.04

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

For the three months ended June 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$63,931,502	$18,479,533	$22,012,855	$104,423,890
Cost of goods sold	56,786,157	12,914,297	19,184,337	88,884,791
Segment profit	7,145,345	5,565,236	2,828,518	15,539,099
Selling, general and administrative expenses				2,028,262
Income from operations				13,510,837
Non-operating income (expenses)				(111,667)
Net income				13,399,170
Segment assets	112,720,142	31,032,740	44,462,770	188,215,652
Capital expenditures	6,120	623,980	-	630,100
2009 (Unaudited)
Sales	$45,452,242	$11,753,849	$8,038,148	$65,244,239
Cost of goods sold	40,354,864	8,213,380	7,200,078	55,768,322
Segment profit	5,097,378	3,540,469	838,070	9,475,917
Selling, general and administrative expenses				610,726
Income from operations				8,865,191
Non-operating income (expenses)				(38,458)
Net income				8,826,733
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditures	87,852	-	-	87,852

For the six months ended June 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$140,508,626	$33,377,284	$39,954,030	$213,839,940
Cost of goods sold	126,780,174	23,113,832	35,111,692	185,005,698
Segment profit	13,728,452	10,263,452	4,842,338	28,834,242
Selling, general and administrative expenses				3,871,718
Income from operations				24,962,524
Non-operating income (expenses)				(203,580)
Net income				24,758,944
Segment assets	112,720,142	31,032,740	44,462,770	188,215,652
Capital expenditures	10,797	8,323,361	2,490,040	10,824,198
2009 (Unaudited)
Sales	$82,563,217	$25,195,466	$16,144,224	$123,902,907
Cost of goods sold	74,174,248	18,656,136	13,919,652	106,750,036
Segment profit	8,388,969	6,539,330	2,224,572	17,152,871
Selling, general and administrative expenses				1,166,575
Income from operations				15,986,296
Non-operating income (expenses)				41,690
Net income				16,027,986
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditures	91,176	-	-	91,176

19.  OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are mainly derived from sale of oil products and bio-diesel in the central and western region of PRC. The Company hopes to expand its operations in other regions of PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon the belief of, and information currently available to, the Company’s management, as well as estimates and assumptions made by Company management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking  and consider the various disclosures made throughout the entirety of this quarterly report, as well as in the Company’s other Filings, which include other disclosures of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in "Item 1. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a general overview of our three business segments, the material opportunities and challenges of our business.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

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

We now operate four oil depots located in Xi’an, Shaanxi Province, have access to a 2.65 kilometer special transportation rail track and own one 100,000 ton bio-diesel production plant located in Tongchuan, Shaanxi Province, China. Our only market is China. Currently, our products are sold in 14 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, and Shanghai.  We currently also operate 12 gas stations surrounding Xi’an city.

Fluctuations in Fuel Prices During 2010

Until 2008, China's fuel prices had been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

From 2006 to 2008, there were only two oil price adjustments in each year.  However, there were eight oil price adjustments in 2009. There have been two oil price adjustments in 2010. We expect that oil prices in China will be adjusted more frequently fluctuating in line with global oil prices.

In first quarter of 2010, the average sales price for our oil products, which include gasoline, diesel and heavy oil was $846 per ton (equivalent to approximately $2.48 per gallon of gasoline and $2.80 per gallon of petro-diesel), compared to an average price of $832 per ton (equivalent to approximately $2.44 per gallon of gasoline and $2.67 per gallon of petro-diesel), during the fourth quarter of 2009.  The global crude oil price had been stable from November 2009 to March 2010.

On April 14, 2010, NDRC subsequently increased the prices of gasoline and diesel by RMB 320 or $46.9 per ton or 4.5% and RMB 320 or $46.9 per ton or 5.0%, respectively, when global crude oil price reached $87 per barrel.

On June 1, 2010, NDRC subsequently decreased the prices of gasoline and diesel by RMB 230 or $33.7 per ton or 3.1% and RMB 220 or $32.2 per ton or 3.2%, respectively, when global crude oil price declined $74 per barrel.

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, Xi'an Baorun is exempt from the fuel tax and corporate income taxes.  Xi'an Baorun is exempted from the corporate income tax through the end of calendar year 2010.

Growth and Expansion Plans

Management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail gas stations. On the distribution and retail sides, we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies located in Shaanxi Province cannot currently reach. We plan to strengthen our outreach in certain key distribution areas. We also plan to add another three retail gas stations through acquisition or lease in 2010, which we believe will benefit our overall distribution profit margins.

We also plan to expand our current biodiesel production capacity of 100,000 tons to 150,000 tons, and we commenced construction to increase our current capacity in the third quarter of 2009. We anticipate $15 million in capital expenditures in 2010 to accomplish this goal. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bio-energy field. We continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

On June 26, 2010, we signed a non-binding letter of intent (LOI) to acquire a Sichuan-based biodiesel producer with 50,000 MT of production capacity. We believe that profit margins of the acquired company are similar to our current biodiesel production. The acquisition cost is estimated at $16.5 million. We are completing negotiations and due diligence, and expect to complete the transaction by the end of the third quarter.  The LOI is non- binding and there are risks that this transaction will not occur.

Management believes the increase in sales volume from these initiatives will not only offset the impact from fluctuations in fuel pricing, but also favorably impact overall profits and cash flow.

Basis of Presentations

Our financial statements are prepared in accordance with the U.S. GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at June 30, 2010 and December 31, 2009, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis.  Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Property, Plant and Equipment

Property, plant, and equipment are stated at the actual cost on acquisition less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciation assets to operations over their estimated service lives, principally on a straight-line basis. Most property, plant and equipment have a residual value of 5% of actual cost. The estimated lives used in determining depreciation are:

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

Our functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments caused by different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. On June 19, 2010, the Chinese central bank announced that it would further the reform of the RMB exchange rate mechanism to improve flexibility. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant in a short period of time.. This fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Xi’an Baorun Industrial has obtained income tax exemption for the years from 2004 to the end of 2010, due to the fact that it uses waste gas, water and residue in the production of its products. We believe that this exemption is in effect for all periods presented. Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Tax exemption is one of the many methods used to promote such business development. If the exemption should be rescinded for future periods, Xi’an Baorun Industrial would be subjected to tax liabilities.  Had the abatement for income taxes not been in effect for Baorun Industrial, we estimate that the consolidated pro forma financial impact would be as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income before income taxes	$13,399,170	$8,826,733	$24,758,944	$16,027,986
Tax provision	(3,641,637)	(2,206,683)	(6,778,279)	(4,059,494)
Net income	$9,757,533	$6.620.050	$17,980,665	$11,968,492
Earnings per share (Basic)	$0.29	$0.19	$0.54	$0.44
Earnings per share (diluted)	$0.23	$0.15	$0.42	$0.35

Industrial, two PRC companies, entered into a series of contracts whereby Redsky Industrial exercises significant control over Xi’an Baorun Industrial, including the right to receive 100% of the net income generated by Xi’an Baorun Industrial. While, as noted above, Xi’an Baorun Industrial is exempt from income tax for the years from 2004 through 2010, Redsky Industrial is not exempt from tax in those periods and is obligated for applicable PRC taxes under PRC tax laws. We account for all income taxes in accordance with “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes,”

We believe that the series of contracts entered into between Xi’an Baorun Industrial and Redsky Industrial do not constitute taxable income for the purposes of Redsky Industrial. Since commencement of these series of contracts, Xi’an Baorun Industrial has not remitted any income to Redsky Industrial, nor has Redsky Industrial demanded any remittance of income, nor is remittance expected in the future, as Xi’an Baorun Industrial is anticipating to use its undistributed earnings for future bio-energy development as was anticipated when it obtained its original tax exemption. We have examined our tax position and have determined that our tax position with regards to both these entities is in compliance with applicable PRC tax laws. Pursuant to the accounting standards codification, we have determined that we will reinvest indefinitely our earnings to the biodiesel production facility and biodiesel production technology, and accordingly no accrual of deferred tax liabilities was required as of June 30, 2010 and December 31, 2009  We have also analyzed the status of Redsky Industrial and have determined that based on the aforementioned series of contracts, if Redsky Industrial should be sold, dissolved or otherwise disposed of, the obligations of Xi’an Baorun Industrial would be terminated under the series of contracts, including Redsky Industrial’s right to 100% of Xi’an Baorun Industrial’s net income. In addition, in accordance with “Accounting for Uncertainty in Income Taxes”, we have examined our tax position in the context of “Accounting for Contingencies.”  Accounting for Uncertainty in Income Taxes is an accounting requirement that discusses tax issues that have an element of uncertainty. In accordance with “Accounting for Contingencies”, we have determined that it is probable that our tax position with regards to both Redsky Industrial and Xi’an Baorun Industrial is correct. Accordingly, no deferred tax liability has been provided for.

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

Litigation

In the normal course of business, the Company may be involved in legal proceedings. The Company accrues a liability for such matters, when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. There is no material litigation against the Company.

Results of Operations

For the three months ended June 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$63,931,502	$18,479,533	$22,012,855	$104,423,890
Cost of goods sold	56,786,157	12,914,297	19,184,337	88,884,791
Segment profit	7,145,345	5,565,236	2,828,518	15,539,099
Selling, general and administrative expenses				2,028,262
Income from operations				13,510,837
Non-operating income (expenses)				(111,667)
Net income				13,399,170
Segment assets	112,720,142	31,032,740	44,462,770	188,215,652
Capital expenditures	6,120	623,980	-	630,100
2009 (Unaudited)
Sales	$45,452,242	$11,753,849	$8,038,148	$65,244,239
Cost of goods sold	40,354,864	8,213,380	7,200,078	55,768,322
Segment profit	5,097,378	3,540,469	838,070	9,475,917
Selling, general and administrative expenses				610,726
Income from operations				8,865,191
Non-operating income (expenses)				(38,458)
Net income				8,826,733
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditures	87,852	-	-	87,852

Net sales. Net sales for the three months ended June 30, 2010 were approximately $104.4 million compared to the same period in 2009 of approximately $65.2 million, an increase in revenues of $39.2 million, or 60.1%. The increase was mainly due to strong market demand for finished oil and heavy oil products, sales growth generated by the gas stations, and increase in average selling prices. Sales from wholesale distribution for the three months ended June 30, 2010 was $63.9 million, compared to $45.5 million in the same period of 2009, an increase of $18.4 million, or 40.4%. For the three months ended June 30, 2010 and 2009, sales volume of wholesale distribution were 80,700 tons and 69,800 tons, respectively, with an increase of 10,900 tons or 15.6% from the same period in 2009, as a result of increase of sales to our existing customers to support their business growth and increase the number of our distributors and end customers. Average selling prices of wholesale distribution also increased approximately by 21.1% from the same quarter 2009. Sales from production and sale of biodiesel segment for the three months ended June 30, 2010 was 18.5 million, compared to $11.8 million in the same period of 2009, an increase of $6.7 million or 56.8%. Sales volume of biodiesel for the three months ended June 30, 2010 and 2009 were 22,500 tons and 17,400 tons, respectively, with a increased of 5,100 tons or 29.3%, compared to the same period of 2009.   Furthermore, average selling price of biodiesel increased approximately by 21.3% in line with increases of average selling prices in petro-diesel. Sales from our retail gas station for the three months ended June 30, 2010 was $22.0 million, compared to $8.0 million in the same period of 2009, an increase of $14.0 million or 175.0%.  Sales volume of gas stations for the three months ended June 30, 2010 and 2009 were 22,200 tons and 10,800 tons, respectively, an increased by 11,400 tons or 105.6% from the same period in 2009. The increased was attributed to an increase of number gas stations from 7 gas stations in the second quarter of 2009 to 12 gas stations in the same period of 2010. Furthermore, average selling price of retail gas station increased by approximately 21.7% from the same period in 2009.

Cost of sales. Cost of sales for the second quarter of 2010 was approximately $88.9 million compared to the cost of sales in the same period of 2009 of approximately $55.8 million, an increase of $33.1 million, or 59.3%. The increase in cost of sales was attributable to an increase in production and sales activities during the second quarter of 2010. Cost of sales as a percentage of sales was approximately 85.1% for the second quarter of 2010 and 85.5%for the same period of 2009.  The decrease as a percentage of sales was due to mix of product sales in the wholesale distribution business.

Gross profit. Gross profit was approximately $15.5 million for the second quarter of 2010 as compared to approximately $9.5 million for the same period of 2009, representing gross margins of approximately 14.9% and 14.5%, respectively. During the second quarter of 2010, the gross profit margin for wholesales distribution of finished oil and heavy oil products was approximately 11.2%, the gross profit margin for production and sale of biodiesel was approximately 30.1%, the gross margin for operation of retail gas stations was approximately 12.9%, versus 11.2%, 30.1%, and 10.4%, respectively, compared to the same period of 2009.  The increase in gross profit was due to change of product sales mix in wholesale distribution business as a result of sales volume of heavy oil products that have high gross margin increased by 186.8% from the same period of 2009.

Operating expenses. Selling, general and administrative expenses for the second quarter of 2010 were approximately $2.0 million while it was $0.6 million for the same period of 2009 with an increase of $1.4 million or 233.3%. This increase was mainly attributed approximately $0.7 million of employee stock option expense and approximately $0.5 million of stock options awarded to financial advisors. Total operating expenses as a percentage of sales was 1.9% and 0.9% for the second quarter of 2010 and 2009, respectively. We expect our professional fees will at least maintain at current level for the remainder of 2010, as we continue to engage an outside consulting firm to work on our Sarbanes Oxley compliance, and recognize compensation expense to employee stock option awards. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from Operations. Income from operations for the three months ended June 30, 2010 was $13.5 million compared to $8.9 million in the same period of 2009.  Income from operations as a percentage of sales for the three months ended June 30, 2010 and 2009 were 12.9% and 13.6%, respectively. The decrease in income from operations as a percentage of sales was attributable to the additional selling, general and administrative expenses.

Net income. The net income for the second quarter of 2010 was $13.4 million as compared to $8.8 million in the same period of 2009.  It was an increase of $4.6 million in net profit or 52.3%.  This increase was attributable to economies of scale combined with rapid growth in revenue from wholesale distribution of finished oil and heavy oil products and operation of retail gas stations segments. Management believes that the net income increase is the result of the fast and continuing revenue growth.   Net income will continue to increase as we will continue to increase sales volume in wholesale distribution and operation of retail gas stations.  Upon completion of the new 50,000-ton biodiesel production plant in the third quarter of 2010, and completion of the acquisition of biodiesel producer with 50,000-ton production capacity at the end of the third quarter, we expect that revenue and net income will grow significantly.

For the six months ended June 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$140,508,626	$33,377,284	$39,954,030	$213,839,940
Cost of goods sold	126,780,174	23,113,832	35,111,692	185,005,698
Segment profit	13,728,452	10,263,452	4,842,338	28,834,242
Selling, general and administrative expenses				3,871,718
Income from operations				24,962,524
Non-operating income (expenses)				(203,580)
Net income				24,758,944
Segment assets	112,720,142	31,032,740	44,462,770	188,215,652
Capital expenditures	10,797	8,323,361	2,490,040	10,824,198
2009 (Unaudited)
Sales	$82,563,217	$25,195,466	$16,144,224	$123,902,907
Cost of goods sold	74,174,248	18,656,136	13,919,652	106,750,036
Segment profit	8,388,969	6,539,330	2,224,572	17,152,871
Selling, general and administrative expenses				1,166,575
Income from operations				15,986,296
Non-operating income (expenses)				41,690
Net income				16,027,986
Segment assets	72,134,768	23,861,023	10,799,583	106,795,374
Capital expenditures	91,176	-	-	91,176

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months ended, June 30, 2010		Six Months ended, June 30, 2009
	$	% of Sales	$	% of Sales
Net sales	213,839,940	100.0%	123,902,907	100.0%
Cost of good sold	185,005,698	86.5%	106,750,036	86.2%
Gross profit	28,834,242	13.5%	17,152,871	13.8%
Total operating expenses	3,871,718	1.8%	1,166,575	0.9%
Income from Operation	24,962,523	11.7%	15,986,296	12.9%
Other income (expenses)	(203,580)	-0.1%	41,690	-%
Net income	24,758,944	11.6%	16,027,986	12.9%

Operations Results for the Six Months Ended June 30, 2009

Net sales. Net sales for the six months ended June 30, 2010 were approximately $213.8 million compared to $123.9 million in the same period in 2009, an increase of $89.9 million, or 72.6%. The increase was mainly attributed to the growths in wholesale distribution and retail gas station sectors. We have continued to expand new sales channels and territories. We have also increased in-depth penetration to our existing customers creating more demand for oil products as their businesses grow and expand. For the six months ended June 30, 2010 and 2009, sales volume of wholesale distribution were 172,200 tons and 130,200 tons, respectively, with an increase of 42,000 tons or 32.2% from the same period in 2009. Secondly, in our retail gas station segment we had increased revenue of $23.8 million or 147.5% compared to the same period in 2009 as the result of addition of 5 new fully operational gas stations. Sales volume of gas stations for the six months ended June 30, 2010 and 2009 were 41,700 tons and 21,900 tons, respectively, an increased by 19,800 tons or 90.4% from the same period in 2009. Sales volume of biodiesel for the six months ended June 30, 2010 and 2009 were 40,800 tons and 38,200 tons, respectively, an increased by 2,600 tons or 6.8% from the same period in 2009. Furthermore, for the six months ended of June 30, 2010 the average selling price of wholesale distribution of finished oil and heavy oil products, production and sale of biodiesel, and operation of retail gas station increased 28.8%, 23.8%, and 30.0%, respectively from the same period in 2009.

Cost of sales. Cost of sales for the six months ended June 30, 2010 was approximately $185.0 million compared to $106.8 million in the same period of 2009, an increase of $78.2 million, or 73.3%. The increase in cost of sales was attributable to an increase in production and sales activities during the first six months of 2009. Cost of sales as a percentage of sales was approximately 86.5% for the six months of 2010 and 86.2% for the same period in 2009.

Gross profit. Gross profit was approximately $28.8 million for the six months ended June 30, 2010 as compared to approximately $17.2 million for the same period in 2009, representing gross margins of approximately 13.5% and 13.8%, respectively. For the six months ended June 30, 2010, the gross profit margin for production and sales of biodiesel oil was approximately 30.8%, and the gross profit margin for wholesale distribution of finished oil and heavy oil products, such as gasoline and diesel oil, was approximately 9.8%, versus 26.0% and 10.2%, respectively, in the same period of 2009. The decrease in gross margin of oil distribution was attributed to favorable frequent pricing adjustments by the NDRC reflecting global crude oil pricing in 2009. The increase in the gross margin of biodiesel was attributed to the higher selling price compared to the same period in 2009. The gross profit margin of retail gas stations was approximately 12.2% for the six months of 2010, as compared to 13.8% in the same period of 2009. The decrease was attributed to the inefficiency of and the promotion for the new gas stations we leased and acquired in 2010. We expect our gross margin to maintain at least at the current level with improvements from upwards pricing adjustments in the China domestic market and efficiency improvements from the operation retail gas stations.

Operating expenses. Selling, general and administrative expenses for the six months ended June 30, 2010 were approximately $3.9 million compared to $1.2 million for the same period in 2009, an increase of $2.7 million or 231.8%. This increase was mainly attributed approximately $1.4 million of employee stock option expense and approximately $0.9 million of stock options awarded to financial advisors. Total operating expenses as a percentage of sales was 1.8% and 0.9% for the six months ended June 30, 2010 and 2009, respectively. We expect our professional fees will at least maintain at current level for the remainder of 2010, as we continue to engage an outside consulting firm to work on our Sarbanes Oxley compliance, and recognize compensation expense to employee stock option awards. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Net income. The net income for the six months ended June 30, 2010 was $24.8 million compared to $16.0 million in the same period in 2009, an increase of $8.8 million or 54.5%. This increase was attributable to economies of scale combined with rapid growth in revenue in our distribution and retail business segments. Management believes that the net income increase is the result of the rapid and continuing revenue growth, as well as controlling costs and operating expenses.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $58.7 million and $62.4 million, respectively. At June 30, 2010, current assets were approximately $131.7 million and current liabilities were approximately $6.7 million, as compared to current assets of approximately $131.4 million and current liabilities of approximately $10.2 million at December 31, 2009. Working capital equaled approximately $125.0 million at June 30, 2010, compared to $121.1 million at December 31, 2009, a increase of 3.3%. The current ratio was 19.5-to-1 at June 30, 2010, compared to 12.8-to-1 at the December 31, 2009. The increase in working capital in the first half year of 2010 was primarily due to a decrease approximately $1.6 million of advance from customers and a decrease approximately $1.8 million of other payables and accrued expenses.

We believe we have sufficient working capital to sustain our current business due to expected increased sales volume, revenue and net income from operations. We intend to continue the expansion of our current operations by (i) extending oil distribution network to other provinces outside of our current territory, (ii) acquiring biodiesel production plants; (iii) acquiring new technology of biodiesel production capability, (iv) expanding our 100,000 ton bio-diesel manufacturing facility by constructing a new 50,000-ton of biodiesel production plant; and (v) acquiring or leasing several additional gas stations to broaden retail channels over the in a near future. We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have an adverse effect on our business expansion.

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

•
Increase our biodiesel production capacity through completion of a strategic acquisition of a biodiesel producer with 50,000-ton production capacity and construction of a new facility with 50,000-ton of production capacity in 2010; and continue pursuing expansion of biodiesel production capacity through both internal build-out and mergers and acquisitions; and

•	Development and commercialization of new technology in biodiesel production capacity and apply the new technology to the new biodiesel facilities.

We anticipate incurring immaterial research and development expenses during the next 12 months as a result of us working with research centers of local universities and colleges.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash provided by (used in):
Operating Activities	$6,790,372	$18,710,729
Investing Activities	(10,824,198)	(91,176)
Financing Activities	-	768,738

Net cash provided operating activities was $6.8 million in the six months ended June 30, 2010, compared to $18.7 million of cash provided by operation in the same period of 2009. The net cash inflow decreased during the first half year of 2010 was primarily due to increase in inventory and account receivables. Approximately $9 million of lease payments for leasing 2 new gas stations in January 2010 also contributed to the decrease of cash provided by operating activities. Approximately $1.5 million of deposit payments for a non-binding letter of intent (LOI) to acquire a Sichuan-based biodiesel producer with 50,000 MT of production capacity also contributed to the decrease of cash provided by operating activities.

Net cash used in investing activities was $10.8 million in the six months ended June of 2010. During the six months ended June of 2010, we spent approximately $8.3 million to purchase equipments for constructing a 50,000-ton biodiesel manufacturing facility, and approximately $2.5 million for of purchase Xianyang Jinzheng gas station.

There was no financing activity in the six months ended June 30, 2010. In the six months ended June, 2009, we received approximately $0.8 million from releases of restricted cash from prior financing activities.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the six months ended June 30, 2010.  However, there is concern of inflation for the remainder of 2010.

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

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

Our customer sales base in 2010 has become more concentrated.  If we were to lose any such customers, our business, operating results and financial condition could be materially and adversely affected.

Historically, our customer base has been highly concentrated.  In the first quarter of 2010, sales to two provincial subsidiaries of Sinopec, represented 46.9% of our total sales. In the second quarter of 2010, sales to Shandong Yongxin Chemical Company, Ltd, represented 23.9% of our total sales and sales to one provincial subsidiaries of Sinopec, represented 13.2% of our total sales.  The loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

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

Since the consummation of the offering, we have used approximately $15 million of the net proceeds from the offering to begin construction of a new bio-diesel facility, and the remaining $16 million to be used to acquire a Sichuan Province based biodiesel producer with 50,000 tons of production capacity.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	OTHER INFORMATION

None.

ITEM 5	EXHIBITS

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

Dated: August 12, 2010

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