Form 10-Q
period 2010-09-30
China Integrated Energy, Inc.
filed 2010-11-05
CIK 1070045

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

or

❑	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *Yes ❑  No ❑* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☑

As of November 5, 2010, 33,830,091 shares of the issuer’s common stock, par value $0.0001, were outstanding.

Part I
FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September30, 2010	December31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,653,492	$62,415,443
Accounts receivable	7,853,650	3,099,587
Other receivables and deposits	4,729,002	7,231,586
Prepaid expenses	3,115,795	3,145,502
Advance to suppliers	33,065,887	34,544,100
Inventories, net	23,132,881	20,954,851

Total current assets	151,550,707	131,391,069

Prepaid rents	30,355,870	24,620,685

Property, plant and equipment, at cost	10,328,600	10,017,987
Construction in progress	12,800,346	-
Less accumulated depreciation	(2,826,408)	(2,456,080)
Property, plant and equipment , net	20,302,538	7,561,907

Intangible asset, net	14,289,470	-

Total noncurrent assets	64,947,878	32,182,592
TOTAL ASSETS	$216,498,585	$163,573,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from customers	$12,104,710	$1,903,124
Taxes payable	856,851	1,242,931
Other payables and accruals	1,046,248	2,700,988
Loans payable	4,483,970	4,395,025
Total current liabilities	18,491,779	10,242,068

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock, $.001 par value; authorized shares 3,000,000; issued and outstanding 989,000 and 1,000,000 shares at September 30, 2010 and December 31, 2009, respectively	989	1,000
Series B Convertible Preferred stock, $.001 par value; authorized shares 7,000,000; issued and outstanding 1,605,753 and 2,115,753 shares at September 30, 2010 and December 31, 2009, respectively	1,605	2,115
Common stock, $.0001 par value; authorized shares 79,000,000; issued and outstanding 33,830,091 and 33,269,091 shares at September 30, 2010 and December 31, 2009, respectively	3,382	3,326
Additional paid in capital	79,240,858	75,858,994
Statutory reserve	4,920,114	4,920,114
Accumulated other comprehensive income	8,264,637	5,473,420
Retained earnings	105,575,221	67,072,624

Total stockholders' equity	198,006,806	153,331,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$216,498,585	$163,573,661

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(Unaudited)	2010	2009	2010	2009
Sales	$106,794,714	$72,401,010	$320,634,654	$196,303,917

Cost of goods sold	90,790,112	61,544,988	275,795,810	168,295,024

Gross profit	16,004,602	10,856,022	44,838,844	28,008,893

Selling, general and administrative expenses	1,988,110	996,604	5,859,828	2,163,179

Income from operations	14,016,492	9,859,418	38,979,016	25,845,714

Non-operating income (expenses)
Interest expense	(40,931)	(22,048)	(138,649)	(91,228)
Subsidy income	21,870	38,210	21,870	155,174
Other expense	(253,778)	(2,132)	(359,640)	(8,226)

Total non-operating expenses	(272,839)	14,030	(476,419)	55,720

Net income	13,743,653	9,873,448	38,502,597	25,901,434

Other comprehensive item
Foreign currency translation gain (Loss)	1,758,939	69,861	2,791,217	55,787

Comprehensive Income	$15,502,592	$9,943,309	$41,293,814	$25,957,221

Basic and diluted weighted average shares outstanding
Basic	33,829,656	27,287,040	33,621,516	27,287,040
Diluted	43,328,716	35,757,432	43,117,860	35,017,932

Basic and diluted net earnings per share available to common stockholders
Basic	$0.41	$0.36	$1.15	$0.95
Diluted	$0.32	$0.28	$0.89	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

	Preferred stock		Common stock		Additional paid-in	Statutory	Other comprehen-sive	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	reserves	income	earnings	equity
Balance at December 31, 2008	3,465,753	$3,465	27,169,091	$2,716	44,434,250	$4,920,114	$5,337,003	$29,201,661	$83,899,209

Preferred B conversion	(350,000)	(350)	350,000	35	315	–	–	–	–

Shares issued to employees	–	–	–	–	30,056	–	–	–	30,056

Stock purchase option - directors	–	–	–	–	155,104	–	–	–	155,104

Stock-based compensation	–	–	–	–	555,710	–	–	–	555,710

Net income for the year	–	–	–	–	–	–	–	37,870,963	37,870,963

Issuance of common stock	–	–	5,750,000	575	30,683,559	–	–	–	30,684,134

Foreign currency translation gain	–	–	–	–	–	–	136,417	–	136,417

Balance at December 31, 2009	3,115,753	3,115	33,269,091	3,326	75,858,994	4,920,114	5,473,420	67,072,624	153,331,593

Preferred A conversion	(11,000)	(11)	50,000	5	6	–	–	–	–

Preferred B conversion	(510,000)	(510)	510,000	51	459	–	–	–	–

Stock purchase option - directors	–	–	–	–	182,106	–	–	–	182,106

Stock-based compensation - consultants	–	–	–	–	1,065,097	–	–	–	1,065,097

Employee stock option compensation	–	–	–	–	2,127,156	–	–	–	2,127,156

Exercise Employee stock option	–	–	1,000	–	7,040	–	–	–	7,040

Net income for the period	–	–	–	–	–	–	–	38,502,597	38,502,597

Foreign currency translation gain	–	–	–	–	–	–	2,791,217	–	2,791,217

Balance at September 30, 2010	2,594,753	$2,594	33,830,091	$3,382	$79,240,858	$4,920,114	$8,264,637	$105,575,221	$198,006,806

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA INTEGRATED ENERGRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Nine Months Ended September 30
Unaudited	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,502,597	$25,901,434
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	238,975	–
Depreciation and amortization	1,015,039	883,778
Stock based compensation	3,374,359	256,679
(Increase) decrease in current assets:
Accounts receivable	(4,597,028)	2,733,209
Other receivables, deposits and prepaid expenses	(2,710,890)	3,638,603
Advance to suppliers	2,147,630	(7,495,285)
Inventories	(1,702,813)	1,322,620
Prepaid expenses - Rents, non-current	(8,162,645)	(10,043,265)
Increase (decrease) in current liabilities:
Accounts payable	–	889,211
Advance from customers	10,058,995	2,024,552
Taxes payable	(405,670)	91,211
Other payables and accrued expenses	(2,172,560)	(939,882)
Net cash provided by operating activities	35,585,989	19,262,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(91,990)	(204,646)
Acquisition of gas stations	(6,845,104)
Construction in progress	(12,744,538)	–

Net cash used in investing activities	(19,681,632)	(204,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released	–	919,367
Repayment of auto loans and notes payable	–	(2,243,366)
Net cash used in financing activities	–	(1,323,999)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	1,333,692	46,805

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,238,049	17,781,025
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,415,443	23,119,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,653,492	$40,900,053

Supplemental Cash flow data:
Income tax paid	$–	$–
Interest paid	$178,726	$105,966
Non-cash activities:
Financing activities
Conversion of preferred stock to common stock	$61	$–
Transferring:
Transferring from other receivables and prepaid rents to intangible assets	$7,994,143	$–

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

Principle of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Baorun Group and Redsky Industrial, and our consolidated subsidiary, Xi’an Baorun Industrial (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collections, no allowance was deemed necessary at September 30, 2010 and December 31, 2009 as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Advance to Suppliers

Advance to suppliers consist of prepayments to the suppliers for products that have not yet been received. Any amount paid to the suppliers prior to the Company’s acceptance of petroleum products and biodiesel feedstock are recorded as advance to suppliers. The Company will record the prepayment as inventory at the time of accepting delivery of petroleum products and biodiesel feedstock from suppliers. Advance to suppliers as of September 30, 2010 and December 31, 2009 were $33,065,887 and $34,544,100, respectively. Based on the customers’ purchase plans and our inventory needs, we usually work with suppliers by advancing prepayments to secure needed inventory to ensure on time delivery to meet customers’ demands.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor, and an allocated portion of production overheads.

Advances from Customers

Advances from customers consist of prepayments to the Company for products that have not yet been shipped to the customers. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue or advances from customers. The Company will recognize the prepayments from the customers as revenue at the time the delivery of goods is made. Advances from customers as of September 30, 2010 and December 31, 2009 were $12,104,710 and $1,903,124, respectively.

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

In accordance with Statement of accounting standards codification, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. There was no fixed asset impairment.

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

Intangible Assets

Our intangible assets consist of definite-lived assets subject to amortization such as gas station operating rights, land usage rights of a gas station, and land usage right of agricultural plantation for a pilot program cultivating biodiesel feedstock. In January 2010,and in July 2010, we acquired Jinzheng retail gas station and Xinyuan gas station, respectively; and allocated the purchase prices to tangible assets, gas station operating rights, and land usage rights, based on appraised value. The useful lives of the gas station operating rights and land usage rights are determined by the gas station purchase agreements. The gas station operating right and land usage right of Jinzheng gas station are each forty years. The gas station operating right and land usage right of Xinyuan gas station are each seventeen and one half years.  The useful life of the agricultural plantation is seventy years and determined by the purchase agreement, as well. We calculate amortization of the definite-lived intangible assets on a straight-line basis over the useful lives of the related intangible assets.

Income Taxes

The Company utilizes accounting standards codification, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of accounting standards codification, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of the accounting standards codification, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by the accounting standards codification. As a result of the implementation of the accounting standards codification, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of the accounting standards codification did not have a material impact on the Company’s financial statements.

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

There were no sales returns and allowances for the three months ended September 30, 2010 and 2009. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, except for fixed assets, intangible assets, and prepaid rent that are stated at the historical cost. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments caused by different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. Since then the RMB has strengthened and risen more than 21% against the USD.  On June 19, 2010, the Chinese central bank announced that it would further the reform the RMB exchange rate mechanism to improve flexibility. At September 30, 2010, Renminbi appreciated approximately 1.34% from June 30, 2010. The Company anticipates that appreciation of Renminbi will continue. The Company does not believe the currency fluctuation risk is significant. This fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

The Company uses Statement of accounting standards codification “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended September 30, 2010 and 2009 were included net income and foreign currency translation adjustments.

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

As of September 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the accounting standards codification, “Share-Based Payment.” The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and other equity-based compensation to employees and non-employees, and recognizes that cost over the requisite service period. For the three months ended September 30, 2010, the Company recorded $1,090,211 of stock compensation expense, for the nine months ended September 30, 2010, the Company recorded $ 3,374,359 of stock compensation expense that was included in the selling, general and administrative expenses, in accordance with accounting standards codification, “Share-Based Payment.”  Refer to Note 17 for additional information regarding the Company’s stock non-qualified plan (Plan).

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

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. In presenting the Company’s condensed consolidated statements of cash flow for the nine months ended September 30, 2009, the Company presented $ 6,404,662 in the decrease in other receivables deposits and prepaid expenses. In presenting the Company’s condensed consolidated statements of cash flow for the nine months ended September 30, 2010, the 2009 comparative figures have been reclassified to conform to the current period’s presentation. After the reclassification, the Company presented $ 3,638,603 in the decrease in other receivables deposits and $ 10,043,265 in the increase in prepaid rents for the nine months ended September 30, 2009. These reclassifications had no effect on previously reported results or retained earnings.

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

New Accounting Pronouncements

Stock based Compensation

In April 2010, the FASB issued an Accounting Standard update, an amendment of the accounting standards codification Topic 718, “Compensation – Stock Compensation.” The amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.

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

2.  CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2010 and December 31, 2009 amounted to $76,732,225 and $41,905,658, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

3.  PREPAID RENT

Prepaid expenses mainly consisted of prepaid rents for the gas stations (see Note 13 - Commitments) and other expenses. At September 30, 2010 and December 31, 2009, the current portion of prepaid rental expenses of gas stations was $2,721,361 and $2,732,546, respectively. At September 30, 2010 and December 31, 2009, the noncurrent portion of prepaid expenses amounted $30,355,870 and $24,620,685, respectively, which represents the prepaid rents that will be expensed after one year.

4.  INVENTORIES

Inventories consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Finished goods
Petroleum	$11,057,700	$10,449,525
Diesel	6,384,879	5,601,725
Raw material for manufacturing biodiesel	5,690,302	4,903,601
Total	$23,132,881	$20,954,851

5.  OTHER RECEIVABLES AND DEPOSITS

At September 30, 2010, other receivables mainly represented deposits made for acquisitions and purchase of equipment in the amount of $4,729,002, of which $2,989,313 was a deposit to acquire Shenmu Gas Station located in Yulin City, Shaanxi Province and $1,494,657 was a deposit to acquire Chongqing Tianrun Energy Co., Ltd located in Chongqing City. At December 31, 2009, other receivables represented deposits made for purchase of equipments and short term cash advances to third parties in the amount of $7,231,586, of which $6,973,439 was a deposit for the purchase of Jinzheng gas station, which was completed in the first quarter of 2010.

6.  PROPERTY, PLANT, AND EQUIPMENT, NET

	September 30, 2010	December 31, 2010
	(Unaudited)	(Audited)
Building	$525,908	$336,051
Biodiesel Processing Equipment	8,415,141	8,360,404
Office Equipment	142,987	145,456
Other Equipment	299,435	34,047
Motor Vehicles	945,129	1,142,029
Total Cost	$10,328,600	$10,017,987
Less: Accumulated Depreciation	(2,826,408)	(2,456,080)
Net book value	7,502,192	7,561,907
Construction in progress	12,800,346	-
Total	$20,302,538	$7,561,907

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $787,560 and $883,778, respectively; and $271,523 and $297,000 for the three months ended September 30, 2010 and 2009, respectively.

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

Intangible assets are summarized as follows:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Gas station operating right	$9,882,628	$–
Gas station land usage right	3,608,800	–
Agricultural plantation land usage right	1,025,521	–
	14,516,949	–
Less: Accumulated Amortization	(227,479)	–
Total	$14,289,470	$–

Amortization expense for the nine months ended September 30, 2010 and 2009 were $227,479 and $-0-, respectively; and $101,171 and $-0-for the three months ended September 30, 2010 and 2009, respectively. Future amortization of intangible assets is as follow:

Years Ending December 31,	Amount
2011	$486,000
2012	486,000
2013	486,000
2014	486,000
2015	486,000
Years thereafter	11,717,000
Total	$14,147,000

8.  MAJOR CUSTOMERS AND VENDORS

For the three months ended September 30, 2010, ten customers accounted for approximately 43.3% of the Company’s total sales; of which three major customers accounted for approximately 25.3% of the Company’s total sales, and these three customers accounted for approximately 19.3% of the Company’s outstanding accounts receivable. No other major customers accounted for over 5% of the Company’s total sales. For the three months ended September 30, 2009, one major customer accounted for approximately 25.6% of the Company’s total sales, and this customer accounted for approximately 19.8% of the Company’s outstanding accounts receivable.

For the three months ended September 30, 2010, ten vendors accounted for approximately 79.8% of the Company’s total purchase; of which two vendors provided approximately 33.9% of the Company’s total purchases, and each of these vendors provided more than 10% of the Company’s total purchase.  For the three months ended September 30, 2009, one vendor accounted for approximately 50.3% of the Company’s total purchases. There were no accounts payables due to this vendor at September 30, 2010.

For the nine months ended September 30, 2010, three major customers accounted for approximately 37.2% of the Company’s total sales, and each of these customers provided more than 10% of the Company’s total sales.

For the nine months ended September 30, 2010, ten vendors accounted for approximately 69.0% of the Company’s total purchase; two vendors provided approximately 30.1% of the Company’s total purchases, and each of these vendors provided more than 10% of the Company’s total purchase.

9.  TAX PAYABLE

Tax payable consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Value added tax payable	$788,108	$1,150,725
Urban maintenance and construction tax payable	55,168	80,551
Other tax payable	13,575	11,655
	$856,851	$1,242,931

10.  INCOME TAXES

Baorun Industrial obtained approval from the PRC tax authority for the exemption of income taxes from 2004 to the end of 2010 as the incentive from the Government for bio energy products.

Effective January 1, 2008, the PRC government implemented a new corporate income tax law with a new maximum corporate income tax rate of 25%. Despite the income tax exemption of Baorun Industrial, the Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% (33% prior to 2008) on income reported in the statutory financial statements after appropriate tax adjustments. Redsky had a net operating loss of approximately $20,000 and $4,000 for the nine months ended September 30, 2010 and 2009, respectively; and $309 and  $-0-  for the three months ended September 30, 2010 and 2009, respectively.  A 100% valuation allowance has been established due to the uncertainty of its realization.

Baorun China Group Limited is subject to Hong Kong profits tax rate of 16.5%, and has insignificant net operating losses for three months ended September 30, 2010 and 2009, and has loss carryover of approximately $178,600 at December 31, 2009.  The net operating loss carries forward infinitely for the Hong Kong profits tax, and may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the Hong Kong profits tax purpose. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as needed.

The parent company, China Integrated Energy, Inc. is incorporated in the United States and has incurred an aggregate net operating loss of $3,374,000 and $389,000 for the nine months ended September 30, 2010 and 2009, respectively; and approximately $1,090,000 and $183,000 for the three months ended September 30, 2010 and 2009, respectively,subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. The net operating loss carries forward for the United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for the United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustment as warranted

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the taxable years.

	2010	2009
US statutory rates	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax holiday	(25)%	(25)%
Valuation allowance	-%	-%
Tax per financial statements	-	-

The following table gives the unaudited consolidated pro forma financial impact had the PRC taxes not been abated.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income before income taxes	$13,743,653	$9,873,448	$38,502,597	$26,294,718
Tax provision	(3,709,213)	(2,514,186)	(10,487,492)	(6,573,680)
Net income	10,034,440	7,359,262	28,015,105	19,721,038
Earnings per share (Basic)	$0.30	$0.27	$0.83	$0.72
Earnings per share (diluted)	$0.23	$0.20	$0.65	$0.56

11.  OTHER PAYABLES AND ACCRUALS

Other payables mainly consisted of payables for the unpaid acquisition cost of the gas station, payables for purchase of equipment and other obligations. Other payables balances at September 30, 2010 and December 31, 2009 were $1,046,248 and $2,700,988, respectively. At December 31, 2009, there was payable of $1,816,610 for remaining unpaid leasing cost of the new gas station.

12.  LOANS PAYABLE

The Company was obligated under one short term loan from a commercial bank in the PRC. The loan was entered into on October 26, 2009 with maturity to October 25, 2010. The principal will be repaid at maturity and the interest is payable per quarter, currently the Company’s rate is at 5.841% per annum. This loan is guaranteed by Xi’an City Economic & Technology Investment Guarantee Co., Ltd and Shaanxi Security & Trust Guarantee Co. Xi’an City Economic & Technology Investment Guarantee Co insured $2,930,017 (RMB 20,000,000). Shaanxi Security & Trust Guarantee Co insured $1,465,008 (RMB 10,000,000). The guarantee fee was 2.375% of total loan amount or $110,478 (RMB 754,110). Mr. Gao Xincheng, Chairman and CEO, provided counter guarantee to the guarantee companies to secure the loan. The Company collateralized its diesel processing equipment and inventory in the value of approximately $3,516,000 (RMB 24,000,000) for the guarantee. At September 30, 2010 and December 31, 2009, the loan carried a balance of $4,483,970 and $4,395,025 (RMB 30,000,000), respectively. On October 25, 2010, the loan was repaid, and the Company is in the process of renewing the annual revolving credit facility..

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

These operating lease agreements require that the Company pays certain operating expenses applicable for the leased premises. According to the lease agreements, the Company has prepaid lease payments for some or all of the lease terms, and recorded prepaid lease payments as prepaid rent that will be amortized over the terms of the lease agreements. Future minimum rental expense recognitions and total obligations required under these operating leases are as follows:

Years Ending December 31,	Amount
2011	$3,790,000
2012	3,790,000
2013	3,755,000
2014	3,686,000
2015	3,686,000
Years thereafter	33,233,000
Total	$51,940,000

Total rental expense for the nine months ended September 30, 2010 and 2009 amounted to approximately $2,601,000 and $1,606,000, respectively; and approximately $870,000 and $595,000 for the three months ended September 30, 2010 and 2009, respectively.

Shipping Agreement

In February 2010, the Company entered a shipping agreement with a transportation company for transporting petroleum products among the Company’s facilities from February 1, 2010 through January 31, 2011. The shipping cost varies ranging from RMB 10/ton, RMB 70/ton, and RMB 80/ton to transport petroleum products from facility to facility. For the nine months ended September 30, 2010 and 2009, the shipping cost paid to this transportation company was approximately $323,000 and $543,000, respectively; and approximately $111,000 and $224,000, respectively, for the three months ended September 30, 2010 and 2009.

Construction Contracts

On February 25, 2010, the Company entered into a contract with Tongchuan Gaoyuan Construction Co., Ltd. to contract infrastructure for a new 50,000-ton biodiesel production plant, which will be located at Northwest Naihuo Material Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began March 16, 2010 and was expected to be completed by July 30, 2010. As of October 31, 2010, there is still a small portion of the infrastructure that has yet to be completed due to inclement weather condition.  The total construction cost is approximately $1,977,400 (RMB 13,500,000).  Based on the contract, the Company paid approximately $585,900 (RMB 4,000,000) or 30% of total construction cost upon commencement of the construction, and will pay approximately $1,281,600 (RMB 8,7500,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $109,900 (RMB 750,000) serves as retainage for quality assurance, and will be paid by the Company 180 days after the commencement of operations.

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

On April 30, 2010, the Company entered into a contract with Shaanxi Pinyi Decoration Construction Co., Ltd. to renovate storage tanks, raw material storage, production building, and research and development facility for the new 50,000-ton biodiesel production plant that located at Northwest Naihuo Material Factory adjacent to the current 100,000-ton biodiesel production plant.  The construction began May 1, 2010 and would be completed by July 30, 2010.  As of October 31, 2010, there is still a portion of the renovation work that has yet to be completed due to inclement weather condition.  The total construction cost is approximately $1,459,900 (RMB 9,900,000).  Based on the contract, the Company paid approximately $442,000 (RMB 3,000,000) or 30% of total construction cost upon commencement of the construction, and will pay approximately $943,700 (RMB 6,400,000) or 65% of the total construction cost within 3 days after a satisfactory inspection of completed infrastructure.  The remaining approximately $73,700 (RMB 500,000) serves as retainage for quality assurance, and will be paid by the Company 180 days after the commencement of operations.

Equipment Purchase Agreements

On March 5, 2010, the Company entered into an equipment purchase agreement with Japan Micro Energy Corporation (JMEC) to purchase biodiesel production equipment. The purchase price is approximately $5,858,900 (RMB 40,000,000).  At the execution of the purchase agreement, the Company paid approximately $3,808,300 (RMB 26,000,000) or 65% of the purchase price as a down payment, and paid approximately $1,757,700 (RMB 12,000,000) or 30% of the purchase price 5 days before of the shipment.  The remaining balance of approximately $292,900 (RMB 2,000,000) or 5% of purchase price will be paid within 12 months after the delivery.  JMEC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  As of September 30, 2010, a portion of the equipment was delivered to and received by the facility, and the residual pieces of the equipment were in the process of customs clearance. JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment.

On March 8, 2010, the Company entered into an equipment purchase agreement with Japan Shinwa Shouji Co., Ltd. (JSSC) to purchase biodiesel production equipment.  The purchase price is approximately $3,368,900 (RMB 23,000,000). At the execution of the purchase agreement, the paid approximately $1,516,000 (RMB 10,350,000) or 45% of the purchase price as a down payment, and paid approximately $1,684,400 (RMB 11,500,000) or 50% of the purchase price 7 days before of the shipment.  The remaining balance of approximately $168,400 (RMB 1,150,000) or 5% of purchase price will be paid within 12 months after the delivery.  JSSC is committed to deliver the equipment within 150 days after execution of the purchase agreement, and will provide technical personnel to assist installation, testing of the equipment.  As of September 30, 2010, a portion of the equipment was delivered to and received by the facility, and the residual pieces of the equipment were in the process of customs clearance. JMEC will further provide training to the Company’s personnel to operate and maintain the equipment, and provide free service and maintenance in one year after satisfactory installation and testing of the equipment.

14.  BUSINESS ACQUISITION

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

In July 2010, the Company completed an acquisition of 100% of Xinyuan gas station, a privately owned service gas station, located in Xi’an City, Shaanxi Province, PRC.  The Company previously leased the gas station. The acquisition furthers the Company’s growth strategy and expansion in operation of its retail gas station business segment.  The total purchase price of Xinyuan gas station was approximately $ 4,355,064 (RMB 29,600,000) in cash with no assumption of liabilities.  Assets of Xinyuan gas station consists of a 17.5-year land usage right of 7,000 square meters (approximately 10.5 Mu or 1.73 acres) of land, which is owned by the government; a building with 140 square meters (approximately 1,507 square feet) in size; 6 gas pumps; 4 petroleum storage tanks; and gas station including business office and fueling stations with 500 square meters (approximately 5,382 square feet) in size.

The acquisition was accounted for using the purchase method of accounting.  The total cost of the acquisition has been allocated to the assets acquired based on their appraised fair value at the date of the acquisition. Total assets and expected revenue of Xianyang Jinzheng and Xinyuan are immaterial to the Company’s total assets and total revenue, accordingly pro forma financial information was not presented.

The following represents the allocation of the total purchase price.

	Purchase Price Allocation
Assets	Xianyang Jinzheng (Unaudited)	Xinyuan (Unaudited)	Total (Unaudited)
Tangible fixed assets	$443,640	$382,198	$825,838
Land usage right	2,490,009	1,118,791	3,608,800
Gas station operating right	7,028,553	2,854,075	9,882,628
Total	$9,962,202	$4,355,064	$14,317,266
Paid in 2009 and transferred from other receivables and prepaid rents to intangible assets	6,973,440	-	6,973,440
Paid in period ended September 30, 2010	2,490,040	4,355,064	6,845,104
The unpaid balance as at September 30, 2010	$498,722	$-	$498,722

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

	For the Three Months Ended, September 30		For the Nine Months Ended, September 30
(Unaudited)	2010	2009	2010	2009
Net income available to common shareholders	$13,743,653	$9,873,448	$38,502,597	$25,901,434
Weighted average shares outstanding – basic	33,829,656	27,287,040	33,621,516	27,287,040
Effect of dilutive securities:
Convertible preferred stock	6,101,208	6,893,259	6,308,974	6,893,259
Unexercised warrants and options	3,397,852	1,577,133	3,187,370	837,633
Weighted average shares outstanding – diluted	43,328,716	35,757,432	43,117,860	35,017,932
Earnings per share – basic	0.41	0.36	1.15	0.95
Earnings per share – diluted	$0.32	$0.28	$0.89	$0.74

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

Following is a summary of warrant activity for the nine months ended September 30, 2010:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2009	4,007,273	3.82	3.43
Exercisable at December 31, 2009	3,977,273	3.80	3.44
Granted	30,000	10.00	2.29
Exercised	–	–	–
Forfeited	–	–	–
Outstanding at September 30, 2010	4,037,273	3.86	2.61
Exercisable at September 30, 2010	4,007,273	3.82	2.59

17.  SHARED-BASED PAYMENT ARRANGEMENTS

On September 10, 2009, the Company issued a stock option to a financial advisory consultant to purchase 310,320 shares of common stock and to an investor relations consultant to purchase 206,880 shares of common stock. The exercise prices of both stock options are $4.50 per share. The stock options are provided as remuneration for the financial advisory and investor relations consulting services. The options were accounted for using the fair value method. The options expire one year from the date of grant and immediately vested on the grant date. The Company recognized compensation expense of  approximately $994,000 and $86,000 for the nine months ended September 30, 2010 and 2009, respectively; and approximately $284,000 and $86,000 for the three months ended September 30, 2010 and 2009, respectively.

On December 16, 2009, the Company issued a stock option to a financial advisory consultant to purchase 20,000 shares of common stock. The exercise price of the stock option is $7.09 per share. The stock option is a part of partial remuneration for the financial advisory consulting service to be provided over the course of 12 months. The option was accounted for using the fair value method. The option expires six years from the grant date and is vested annually. The Company recognized approximately $71,000 of compensation expense for this option for the nine months ended September 30, 2010; and approximately $24,000 for the three months ended September 30, 2010.

On January 4, 2010, the Company renewed service contracts with the three independent directors and issued non-transferable stock purchase options to two independent directors to purchase 20,000 shares of common stock each. The exercise price is at $7.30 per share. These options were accounted for using the fair value method. The option shall be terminated on the earlier of (i) the tenth anniversary of the date of the agreement or (ii) the date as of which the option has been fully exercised. The option is vested and becomes exercisable after three months from the grant date. The option is vested in a 25% increment every 3 months, in which each director provides directorship service to the Company.  The Company recognized approximately $182,100 of compensation expense for these options for the nine months ended September 30, 2010; and approximately $60,700 for the three months ended September 30, 2010.

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

Stock Option Grants under the 2003 Incentive Plan

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

On June 23, 2010, the Company granted a 60,000 stock option award to the newly recruited vice president of investor relations. The exercise price of the stock option is $8.9 per share. The options vest ratably by quarter over a 5-year period and expire 6 years from the date of grant.

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

Following is a summary of stock option activity through the year ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	577,200	$4.56	1.41	$1,546,728
Issued	2,852,000	$7.08	6.31
Exercised	518,200	–	–
Cancelled/Forfeited	25,000	–	–
Outstanding at September 30, 2010	2,886,000	$7.04	6.46	$-
Exercisable at September 30, 2010	343,100	$6.72	6.74	$-

Following is a summary of non-vested options as September 30, 2010 and changes during the three months then ended:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2009	20,000	$7.09
Issued	2,852,000	$7.08
Exercised	1,000	$7.04
Cancelled/ Forfeited	25,000	$7.04
Vested	330,200	$7.08
Non-vested options as of September 30, 2010	2,541,800	$7.09

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

For the three months ended September 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$64,012,831	$20,291,638	$22,490,244	$106,794,714
Cost of goods sold	56,871,516	14,234,708	19,683,887	90,790,112
Segment profit	7,141,315	6,056,930	2,806,357	16,004,602
Selling, general and administrative expenses				1,988,110
Income from operations				14,016,492
Non-operating income (expenses)				(272,839)
Net income				13,743,653
Segment assets	134,329,151	34,162,791	48,006,643	216,498,585
Capital expenditures	81,193	4,421,177	4,355,064	8,857,434
2009 (Unaudited)
Sales	$47,234,076	$14,941,786	$10,225,148	$72,401,010
Cost of goods sold	42,099,609	10,538,597	8,906,782	61,544,988
Segment profit	5,134,467	4,403,189	1,318,366	10,856,022
Selling, general and administrative expenses				966,604
Income from operations				9,859,418
Non-operating income (expenses)				14,030
Net income				9,873,448
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	113,470	-	-	113,470

For the nine months ended September 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$204,521,458	$53,668,922	$62,444,274	$320,634,654
Cost of goods sold	183,651,691	37,348,541	54,795,579	275,795,810
Segment profit	20,869,767	16,320,381	7,648,696	44,838,844
Selling, general and administrative expenses				5,859,828
Income from operations				38,979,016
Non-operating income (expenses)				(476,419)
Net income				38,502,597
Segment assets	134,329,151	34,162,791	48,006,643	216,498,585
Capital expenditures	91,990	12,744,538	6,845,104	19,681,632
2009 (Unaudited)
Sales	$129,797,293	$40,137,252	$26,369,372	$196,303,917
Cost of goods sold	116,273,857	29,194,733	22,826,434	168,295,024
Segment profit	13,523,436	10,942,519	3,542,938	28,008,893
Selling, general and administrative expenses				2,163,179
Income from operations				25,845,714
Non-operating income (expenses)				55,720
Net income				25,901,434
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	204,646	-	-	204,646

19. SUBSEQUENT EVENTS

On October 18, 2010, the Company entered and executed a definitive purchase agreement to acquire Chongqing Tianrun Energy Development Co., Ltd, a biodiesel production plant with 50,000 tons of biodiesel production capacity, for a total cash consideration of approximately $16.5 million (RMB 110,000,000). The acquisition furthers the Company’s growth strategy and expansion in production and sale of biodiesel business segment. The acquisition is accounted for asset purchase with no assumption of liabilities. Assets of Chongqing Tianrum Energy consists of land, tangible fixed assets including but not limited to biodiesel production equipment, building, and related infrastructure, intangible assets, intellectual properties of biodiesel production process. The Company will pay 60% of the total purchase price or approximately $9.9 million (RMB 66,000,000) upon execution of the definitive purchase agreement. The Company will pay 30% of the total purchase price or approximately $5.0 million (RMB 33,000,000) upon transfer of title of the assets. The remaining 10% or approximately $1.6 million (RMB 11,000,000) will be paid in 30 days after transfer of title.

On October 19, 2010, the Company completed an acquisition of 100% of Shenmu gas station, a privately owned service gas station, located in Shenmu County, Yulin City, Shaanxi Province, PRC. The acquisition furthers the Company’s growth strategy and expansion in operation of its retail gas station business segment.  The total purchase price of Shenmu gas station was approximately $ 9,180,235 (RMB 61,000,000) in cash with no assumption of liabilities.  Assets of Shenmu gas station consists of a 50-year land usage right of 13 Mu (approximately 2.14 acres) of land, which is owned by the government; 10 gas pumps; 6 petroleum storage tanks; and gas station including business office and fueling stations with 1,200 square meters (approximately 12,920 square feet) in size along with a diesel generator and a electricity transformer. Upon execution of the purchase agreement, the Company will pay 60% of the total purchase price or approximately $5,508,100 (RMB 36,660,000). The Company will pay 30% of the total purchase price or approximately $2,754,000 (RMB 18,300,000) upon transfer of the operation permits, gas station operating right and land usage right. The remaining 10% of the total purchase price or approximately $918,000 (RMB 6,100,000) will be paid on one year anniversary from the execution of the purchase agreement.

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

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon the belief of, and information currently available to, the Company’s management, as well as estimates and assumptions made by Company management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in “Item 1. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a general overview of our three business segments, the material opportunities and challenges of our business.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations—an analysis of our Company’s consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

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

We now operate four oil depots located in Xi’an, Shaanxi Province, have access to a 2.65 kilometer special transportation rail track to transport petroleum products. We own and operate one 100,000 ton biodiesel production plant located in Tongchuan City, Shaanxi Province, China with a goal of doubling biodiesel production capacity to 200,000 tons in 2010 through both internal expansion and an acquisition. We are currently constructing a 50,000-ton biodiesel production plant in adjacent to the existing 100,000-ton biodiesel production facility. The completion of the newly-constructed 50,000-ton biodiesel production facility has been slightly delayed, due to recent inclement weather and a holdup on equipment clearance by customs.  However, we expect to commence testing and ramp-up of the newly constructed biodiesel production facility in December 2010. On October 18, 2010, we executed a definitive purchase agreement to acquire a 50,000 metric ton biodiesel production facility located in Chongqing City, China from Chongqing Tianrun Energy Development Co., Ltd. and expect to ramp up production and distribution of biodiesel product from this facility immediately after the acquisition. The acquired facility uses first generation biodiesel production technology, similar to the production process used in the Company’s current 100,000-ton production plant. The Company’s expertise in biodiesel production and its established distribution network should allow the acquired facility to achieve gross margins of approximately 30%, We are the only non-state owned biodiesel producer with a nationwide distribution license. We will pay approximately $16.5 million in cash for the Chongqing Tianrun biodiesel production facility. and expect the acquisition to add approximately $32 million in revenue and $8 million in pretax income in 2011. The Chongqing Tianrun biodiesel plant is subject to 15% corporate income tax rate. The Company will fund the acquisition with cash on hand, which was approximately $79.7 million as of September 30, 2010.

Our only market is China. Currently, our products are sold in 14 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shangdong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, and Shanghai.  On October 19, 2010, we acquired Shenmu gas station located in Ylin City, Shenmu County, Shaanxi Province, PRC. We have acquired land use right, gas station operating rights, and all of the assets of Shenmu gas station for a total cash payment of approximately $9.2 million  The gas station distributes both gasoline and diesel, which may include blended biodiesel in the future. During the past twelve months, the acquired gas station sold approximately 8,000 tons of fuel and generated revenues of approximately $8.2 million. For the fiscal year of 2011, the Company estimates the Shenmu gas station will sell approximately 12,000 tons of fuel and generate approximately $12.3 million in revenues. We currently also operate 13 gas stations surrounding Xi’an city.

Fluctuations in Fuel Prices During 2010

Until 2008, China’s fuel prices had been controlled by the National Development and Reform Commission (NDRC) and not set by market supply and demand. Effective January 1, 2009, the Chinese government implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner.

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

On October 26, 2010, NDRC increased the retail selling price of gasoline and diesel by RMB 230 or $34.5 per ton or 3.2% and RMB 220 or $33.0 per ton or 3.4%, respectively, when global crude oil price stayed at $82 per barrel.

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refund of Value Added Taxes (“VAT”), relief on consumption tax, corporate tax, and fuel tax to encourage bio-diesel consumption. As a result, Xi’an Baorun is exempt from the fuel tax and corporate income taxes.  Xi’an Baorun is exempted from the corporate income tax through the end of calendar year 2010.

Growth and Expansion Plans

Management plans to grow its biodiesel production, its distribution business, and expand the footprint of its retail gas stations with a focus on expanding the biodiesel segment. On the distribution and retail sides, we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies located in Shaanxi Province cannot currently reach. We plan to strengthen our outreach in certain key distribution areas. We have demonstrated growth in sales volume of our distribution business year-on-year, quarter-on-quarter as the results of our continuous efforts in expanding distribution territories and in-depth penetration of existing customer base creating more demand for oil products as their businesses grow and expand. For the nine months ended September 30, 2010, sales volume of wholesale distribution has increased by 32.5% from the same period in 2009. On October 19, 2010, we acquired Shenmu retail gas station located in Yulin City, Shenmu County, Shaanxi Province, for a total cash consideration of approximately $9.2 million. We also plan to add one or two more retail gas stations through acquisition or lease in 2010, which we believe will benefit our overall distribution profit margins. We are currently operating 13 gas stations including the Shenmu gas station that we just acquired.

We also plan to expand our current biodiesel production capacity of 100,000 tons to 200,000 tons, and we commenced construction to increase our current capacity in the third quarter of 2009. We anticipate $15 million in capital expenditures in 2010 to accomplish this goal. The completion of the newly-constructed 50,000-ton biodiesel production facility has been slightly delayed, due to recent inclement weather and a holdup on equipment clearance by customs.  However, we expect to commence testing and ramp-up of the newly constructed biodiesel production facility in December 2010. We have secured enough raw materials to supply 150,000 tons of capacity, but will also continue to work towards securing more long-term sources of raw materials and new technology in the bio-energy field. On October 18, 2010, we executed a definitive purchase agreement to acquire Chongqing Tianrun Energy Development Co., Ltd., a biodiesel production facility with 50,000 tons of biodiesel production capacity. We believe that profit margins of the acquired company are similar to our current biodiesel production. The acquisition cost approximately $17.1 million. We continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

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

Critical Accounting Policies and Estimates

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Based on historical collections, no allowance was deemed necessary at September 30, 2010 and December 31, 2009, as the Company did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

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

In accordance with Statement of accounting standards codification, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company believes that there were no impairments of its long-lived assets as of September 30, 2010 and December 31, 2009,.

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

Our functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, except for fixed assets, intangible assets, and prepaid rent that are stated at the historical cost. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments caused by different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. On June 19, 2010, the Chinese central bank announced that it would further the reform of the RMB exchange rate mechanism to improve flexibility. At September 30, 2010, Renminbi has appreciated approximately 1.34% from June 30, 2010. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant in a short period of time. We anticipate that appreciation of Renminbi will continue. This fluctuation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Income Tax Recognition

We account for income taxes under accounting standards codification, “Accounting for Income Taxes.” “Accounting for Income Taxes” requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. “Accounting for Income Taxes” additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income before income taxes	$13,743,653	$9,873,448	$38,502,597	$26,294,718
Tax provision	(3,709,213)	(2,514,186)	(10,487,492)	(6,573,680)
Net income	$10,034,440	$7,359,262	$28,015,105	$19,721,038
Earnings per share (Basic)	$0.30	$0.27	$0.83	$0.72
Earnings per share (diluted)	$0.23	$0.20	$0.65	$0.56

Xi’an Baorun Industrial and Redsky Industrial, two PRC companies, entered into a series of contracts whereby Redsky Industrial exercises significant control over Xi’an Baorun Industrial, including the right to receive 100% of the net income generated by Xi’an Baorun Industrial. While, as noted above, Xi’an Baorun Industrial is exempt from income tax for the years from 2004 through 2010, Redsky Industrial is not exempt from tax in those periods and is obligated for applicable PRC taxes under PRC tax laws. We account for all income taxes in accordance with “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes,”

We believe that the series of contracts entered into between Xi’an Baorun Industrial and Redsky Industrial do not constitute taxable income for the purposes of Redsky Industrial. Since commencement of these series of contracts, Xi’an Baorun Industrial has not remitted any income to Redsky Industrial, nor has Redsky Industrial demanded any remittance of income, nor is remittance expected in the future, as Xi’an Baorun Industrial is anticipating to use its undistributed earnings for future bio-energy development as was anticipated when it obtained its original tax exemption. We have examined our tax position and have determined that our tax position with regards to both these entities is in compliance with applicable PRC tax laws. Pursuant to the accounting standards codification, we have determined that we will reinvest indefinitely our earnings to the biodiesel production facility and biodiesel production technology, and accordingly no accrual of deferred tax liabilities was required as of September, 2010 and December 31, 2009  We have also analyzed the status of Redsky Industrial and have determined that based on the aforementioned series of contracts, if Redsky Industrial should be sold, dissolved or otherwise disposed of, the obligations of Xi’an Baorun Industrial would be terminated under the series of contracts, including Redsky Industrial’s right to 100% of Xi’an Baorun Industrial’s net income. In addition, in accordance with “Accounting for Uncertainty in Income Taxes”, we have examined our tax position in the context of “Accounting for Contingencies.”  Accounting for Uncertainty in Income Taxes is an accounting requirement that discusses tax issues that have an element of uncertainty. In accordance with “Accounting for Contingencies”, we have determined that it is probable that our tax position with regards to both Redsky Industrial and Xi’an Baorun Industrial is correct. Accordingly, no deferred tax liability has been provided for.

Consolidation of Variable Interest Entities

VIE’s are entities that lack one or more voting interest entity characteristics. The Company consolidates VIEs in which it is the primary beneficiary of its economic gains or losses. The FASB has issued an accounting standards codification (Revised December 2004), Consolidation of Variable Interest Entities. Consolidation of Variable Interest Entities clarifies the application of Accounting Research Bulletin, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. Consolidation of Variable Interest Entities clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a variable interest entity in its consolidated financial statements.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of accounting standards codification, “Consolidation of Variable Interest Entities”, Amendments to accounting standards codification, “, and accounting standards codification, “Interpretation of Consolidation of Variable Interest Entities, revised December 2004.” Management believes this Statement will have immaterial impact on the financial statements of the Company.

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

Results of Operations

For the three months ended September 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$64,012,831	$20,291,638	$22,490,244	$106,794,714
Cost of goods sold	56,871,516	14,234,708	19,683,887	90,790,112
Segment profit	7,141,315	6,056,930	2,806,357	16,004,602
Selling, general and administrative expenses				1,988,110
Income from operations				14,016,492
Non-operating income (expenses)				(272,839)
Net income				13,743,653
Segment assets	134,329,151	34,162,791	48,006,643	216,498,585
Capital expenditures	81,193	4,421,177	4,355,064	8,857,434
2009 (Unaudited)
Sales	$47,234,076	$14,941,786	$10,225,148	$72,401,010
Cost of goods sold	42,099,609	10,538,597	8,906,782	61,544,988
Segment profit	5,134,467	4,403,189	1,318,366	10,856,022
Selling, general and administrative expenses				966,604
Income from operations				9,859,418
Non-operating income (expenses)				14,030
Net income				9,873,448
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	113,470	-	-	113,470

Net sales. Net sales for the three months ended September 30, 2010 were approximately $106.8 million compared to the same period in 2009 of approximately $72.4 million, an increase in revenues of $34.4 million, or 47.5%. The increase was mainly due to strong market demand for finished oil and heavy oil products, sales volume growth generated by the gas stations, and increase in average selling prices. Sales from wholesale distribution for the three months ended September 30, 2010 was $64.0 million, compared to $47.2 million in the same period of 2009, an increase of $16.8 million, or 35.5%. For the three months ended September 30, 2010 and 2009, sales volume of wholesale distribution were 82,600 tons and 62,000 tons, respectively, with an increase of 21,000 tons or 33.2% from the same period in 2009, as a result of increase of sales to our existing customers to support their business growth and increase the number of our distributors and end customers. Average selling prices of wholesale distribution finished oil products and heavy oil products increased by 11.6% and 40.5%, respectively from same period in 2009. Sales from production and sale of biodiesel segment for the three months ended September 30, 2010 was $20.3 million, compared to $14.9 million in the same period of 2009, an increase of $5.4 million or 35.8%. Sales volume of biodiesel for the three months ended September 30, 2010 and 2009 were 24,000 tons and 19,700 tons, respectively, with a increased of 4,300 tons or 21.8%, compared to the same period of 2009.   Furthermore, average selling price of biodiesel increased approximately by 11.4% along with increases of average selling prices in finished oil products. Sales from our retail gas station for the three months ended September 30, 2010 was $22.5 million, compared to $10.2 million in the same period of 2009, an increase of $12.3 million or 120.0%.  Sales volume of gas stations for the three months ended September 30, 2010 and 2009 were 22,800 tons and 12,000 tons, respectively, an increased by 10,800 tons or 90% from the same period in 2009. The increased was attributed to an increase of number gas stations from 7 gas stations in the third quarter of 2009 to 12 gas stations in the same period of 2010. Furthermore, average selling price of retail gas station increased by approximately 15.8% from the same period in 2009.

Cost of sales. Cost of sales for the third quarter of 2010 was approximately $90.8 million compared to the cost of sales in the same period of 2009 of approximately $61.5 million, an increase of $29.3 million, or 47.5%. The increase in cost of sales was attributable to an increase in production and sales activities during the third quarter of 2010. Cost of sales as a percentage of sales was approximately 85.0% for the three months ended September 30, 2010 and 2009.

Gross profit. Gross profit was approximately $16.0 million for the three months ended September 30, 2010 as compared to approximately $10.9 million for the same period of 2009, representing same gross margins of approximately 15.0% for both periods. During the third quarter of 2010, the gross profit margin for wholesales distribution of finished oil and heavy oil products was approximately 11.2%, the gross profit margin for production and sale of biodiesel was approximately 29.8%, the gross margin for operation of retail gas stations was approximately 12.5%, versus 10.9%, 29.5%, and 12.9%, respectively, compared to the same period of 2009.  The increase in gross profit in wholesale distribution business was due to change of product sales mix as a result of sales volume of heavy oil products that have high gross margin increased by 342.1% from the same period of 2009.

Operating expenses. Selling, general and administrative expenses for the third quarter of 2010 were approximately $2.0 million while it was $1.0 million for the same period of 2009 with an increase of $1.0 million or 105.7%. This increase was mainly attributed approximately $0.7 million of employee stock option expense and approximately $0.4 million of stock options awarded to consulting advisors. Total operating expenses as a percentage of sales was 1.9% and 1.3% for the third quarter of 2010 and 2009, respectively. We expect our professional fees will at least maintain at current level for the remainder of 2010, as we continue to engage an outside consulting firm to work on our Sarbanes Oxley compliance, and recognize compensation expense to employee stock option awards. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from Operations. Income from operations for the three months ended September 30, 2010 was $14.0 million compared to $9.9 million in the same period of 2009.  Income from operations as a percentage of sales for the three months ended September 30, 2010 and 2009 were 13.1% and 13.6%, respectively. The decrease in income from operations as a percentage of sales was attributable to the additional selling, general and administrative expenses.

Net income. The net income for the third quarter of 2010 was $13.7 million as compared to $9.9 million in the same period of 2009.  It was an increase of $3.9 million in net profit or 39.2%.  This increase was attributable to economies of scale combined with rapid growth in revenue from wholesale distribution of finished oil and heavy oil products and operation of retail gas stations segments. Management believes that the net income increase is the result of the fast and continuing revenue growth.   Net income will continue to increase as we will continue to increase sales volume in wholesale distribution and operation of retail gas stations.  Upon completion of the newly constructed 50,000-ton biodiesel production plant in the fourth quarter of 2010, and completion of the acquisition and intergration of biodiesel producer with 50,000-ton production capacity in the fourth quarter 2010, we expect that biodiesel segment will significantly contribute to the growth in revenue and net income in 2011..

For the nine months ended September 30, 2010 and 2009

	Wholesale Distribution of Finished Oil and Heavy Oil	Production and Sale of Biodiesel	Operation of Retail Gas Stations	Total
2010 (Unaudited)
Sales	$204,521,458	$53,668,922	$62,444,274	$320,634,654
Cost of goods sold	183,651,691	37,348,541	54,795,579	275,795,810
Segment profit	20,869,767	16,320,381	7,648,696	44,838,844
Selling, general and administrative expenses				5,859,828
Income from operations				38,979,016
Non-operating income (expenses)				(476,419)
Net income				38,502,597
Segment assets	134,329,151	34,162,791	48,006,643	216,498,585
Capital expenditures	91,990	12,744,538	6,845,104	19,681,632
2009 (Unaudited)
Sales	$129,797,293	$40,137,252	$26,369,372	$196,303,917
Cost of goods sold	116,273,857	29,194,733	22,826,434	168,295,024
Segment profit	13,523,436	10,942,519	3,542,938	28,008,893
Selling, general and administrative expenses				2,163,179
Income from operations				25,845,714
Non-operating income (expenses)				55,720
Net income				25,901,434
Segment assets	82,004,195	20,270,489	18,540,992	120,815,676
Capital expenditures	204,646	-	-	204,646

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine months ended, September, 2010		Nine months ended, September, 2009
	$	% of Sales	$	% of Sales
Net sales	320,634,654	100.0%	196,303,917	100.0%
Cost of goods sold	275,795,810	86.0%	168,295,024	85.7%
Gross profit	44,838,844	14.0%	28,008,893	14.3%
Total operating expenses	5,859,828	1.8%	2,163,179	1.1%
Income from Operation	38,979,016	12.2%	25,845,714	13.2%
Other income (expenses)	(476,419)	-0.1%	55,720	-%
Net income	38,502,597	12.1%	25,901,434	13.2%

Operations Results for the Nine months Ended September 30, 2009

Net sales. Net sales for the nine months ended September 30, 2010 were approximately $320.6 million compared to $196.3 million in the same period in 2009, an increase of $124.3 million, or 63.3%. The increase was mainly attributed to the growths in wholesale distribution and retail gas station sectors and selling price increases. We have continued to expand new sales channels and territories. We have also increased in-depth penetration to our existing customers creating more demand for oil products as their businesses grow and expand. For the nine months ended September 30, 2010 and 2009, sales volume of wholesale distribution were 255,000 tons and 192,300 tons, respectively, with an increase of 62,700 tons or 32.6% from the same period in 2009. Secondly, in our retail gas station segment we had increased revenue of $36.1 million or 136.8% compared to the same period in 2009 as the result of addition of 5 new fully operational gas stations. Sales volume of gas stations for the nine months ended September 30, 2010 and 2009 were 64,500 tons and 33,900 tons, respectively, an increased by 30,600 tons or 90.3% from the same period in 2009. Sales volume of biodiesel for the nine months ended September 30, 2010 and 2009 were 64,800 tons and 57,800 tons, respectively, an increased by 7,000 tons or 12.1% from the same period in 2009. Furthermore, for the nine months ended of September, 2010 the average selling price of wholesale distribution of finished oil and heavy oil products, production and sale of biodiesel and operation of retail gas station increased 18.8%, 19.3%, and 24.4%, respectively from the same period in 2009.

Cost of sales. Cost of sales for the nine months ended September 30, 2010 was approximately $275.8 million compared to $168.3 million in the same period of 2009, an increase of $107.5 million, or 63.9%. The increase in cost of sales was attributable to an increase in production and sales activities during the nine months of 2009. Cost of sales as a percentage of sales was approximately 86.0% for the nine months of 2010 and 85.7% for the same period in 2009.

Gross profit. Gross profit was approximately $44.8 million for the nine months ended September 30, 2010 as compared to approximately $28.0 million for the same period in 2009, representing gross margins of approximately 14.0% and 14.3%, respectively. For the nine months ended September 30, 2010, the gross profit margin for production and sales of biodiesel oil was approximately 30.4%, and the gross profit margin for wholesale distribution of finished oil and heavy oil products, such as gasoline and diesel oil, was approximately 10.2%, versus 27.3% and 10.4%, respectively, in the same period of 2009. The decrease in gross margin of oil distribution was attributed to favorable frequent pricing adjustments by the NDRC reflecting global crude oil pricing in 2009. The increase in the gross margin of biodiesel was attributed to the higher selling price compared to the same period in 2009. The gross profit margin of retail gas stations was approximately 12.2% for the nine months of 2010, as compared to 13.4% in the same period of 2009. The decrease was attributed to the inefficiency of and the promotion for the new gas stations we leased and acquired in the first quarter of 2010. We expect our gross margin to maintain at least at the current level with improvements from upwards pricing adjustments in the China domestic market, significant increase in automobiles, and efficiency improvements from the operation retail gas stations.

Operating expenses. Selling, general and administrative expenses for the nine months ended September 30, 2010 were approximately $5.9 million compared to $2.2 million for the same period in 2009, an increase of $3.9 million or 170.9%. This increase was mainly attributed approximately $2.1 million of employee stock option expense and approximately $1.3 million of stock options awarded to consulting advisors. Total operating expenses as a percentage of sales was 1.8% and 1.1% for the nine months ended September 30, 2010 and 2009, respectively. We expect our professional fees will at least maintain at current level for the remainder of 2010, as we continue to engage an outside consulting firm to work on our Sarbanes Oxley compliance, and recognize compensation expense to employee stock option awards. We also expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Net income. The net income for the nine months ended September 30, 2010 was $38.5 million compared to $25.9 million in the same period in 2009, an increase of $12.6 million or 48.7%. This increase was attributable to economies of scale combined with rapid growth in revenue in our distribution and retail business segments. Management believes that the net income increase is the result of the rapid and continuing revenue growth, as well as controlling costs and operating expenses.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $79.7 million and $62.4 million, respectively. At September 30, 2010, current assets were approximately $151.6 million and current liabilities were approximately $18.5 million, as compared to current assets of approximately $131.4 million and current liabilities of approximately $10.2 million at December 31, 2009. Working capital equaled approximately $133.6 million at September 30, 2010, compared to $121.1 million at December 31, 2009, a increase of 10.3%. The increase in working capital in the nine months ended September 30, 2010 was mainly due to an increase in net income of $12.6 million. The current ratio was 8.2-to-1 at September, 2010, compared to 12.8-to-1 at the December 31, 2009.

We believe we have sufficient working capital to sustain our current business due to expected increased sales volume, revenue and net income from operations. We intend to continue the expansion of our current operations by (i) extending oil distribution network to other provinces outside of our current territory, (ii) acquiring biodiesel production plants; (iii) acquiring new technology of biodiesel production capability, (iv) expanding our 100,000 ton biodiesel manufacturing facility to 200,000 tons by constructing a new 50,000-ton of biodiesel production plant and acquiring a Chongqing City based biodiesel proudcer with a 50,000-ton biodiesel production capacity; and (v) acquiring or leasing several additional gas stations to broaden retail channels over the in a near future. We expect to finance such expansion through our cash on hand,  bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have an adverse effect on our business expansion.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended September 30, 2010 and 2009.

	Nine months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash provided by (used in):
Operating Activities	$35,585,989	$19,262,865
Investing Activities	(19,681,632)	(204,646)
Financing Activities	–	(1,323,999)

Net cash provided operating activities was $35.6 million in the nine months ended September 30, 2010, compared to $19.3million of cash provided by operation in the same period of 2009. The net cash inflow increased during the nine months of 2010 was primarily due to a large increase in net income of $12.6 million, with an increase in advance from customer amounting to $10.0 million offset by increases in accounts receivable of $4.6 million and prepaid expenses of $2.7 million.

Net cash used in investing activities was $19.7 million in the nine months ended September of 2010. During the nine months ended September of 2010, we spent approximately $12.8 million to purchase equipments for constructing a 50,000-ton biodiesel manufacturing facility, and approximately $2.5 million and $4.3 million to complete acquisition of Xianyang Jinzheng and to purchase Xinyuan gas station.

There was no financing activity in the nine months ended September 30, 2010. In the nine months ended September, 2009, we paid off approximately $2.2 million of revolving credit facilities with local banks, and we received approximately $0.9 million released from the escrow agreement as a result of us having satisfied the escrow requirements.

Inflation

We do not believe that inflation had a significant negative impact on our results of operations during the nine months ended September 30, 2010.  However, there is concern of inflation for the remainder of 2010.

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

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

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

Since the consummation of the offering, we have so far used approximately $12.7 million of the net proceeds from the offering to begin construction of a new biodiesel facility and expect to spend approximately additional $2.3 million to complete the construction. We just executed a definitive agreement to acquire Chongqing Tianrun Energy Development Co., Ltd., located in Chongqing City, and expect to use approximately $16.5 million of the net proceeds from the offering to close the acquisition.

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

CHINA INTEGRATED ENERGY, INC.

Dated: November 5, 2010	By:	/s/ Xincheng Gao
Name: Xincheng Gao
Title: Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.