Form 10-K
period 2010-12-31
China Integrated Energy, Inc.
filed 2011-03-16
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Integrated Energy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0854589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dongxin Century Square, 7th Floor Hi-Tech Development District Xi’an, Shaanxi Province, People’s Republic of China	710043
Address of Principal Executive	(Zip Code)

Registrant’s telephone number, including area code:  +86-29-8268-3920

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☒

The aggregate market value of 11,891,746 shares held by non-affiliates of the issuer, based on the last sale price $8.30 of the common stock, as reported on the Nasdaq Capital Market on June 30, 2010, was $98,701,492.

As of March 12, 2011, there were 39,503,379 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference : None

i

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

Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, the wholesale distribution of finished oil and heavy oil products, the production and sale of biodiesel and the operation of retail gas stations. Our major business segment is the wholesale distribution of finished oil and heavy oil products. We sell primarily gasoline, diesel and heavy oil in 16 provinces and municipalities through seven sales offices located in various regions of China. We also have four oil storage depots located in Shaanxi Province. Of the four oil storage depots, we own one, lease one and have the rights to use two of the depots through oil storage service agreements with the state-owned entities that own such depots. We also have access to a 2.65-kilometer railway line at our oil storage depot located in Tongchuan City, Shaanxi Province, which connects to the main railway. We are one of only four non-state-owned distributors in Shaanxi Province that are licensed to sell both finished oil and heavy oil products, and are a leading non-state-owned distributor in Shaanxi Province distributing all grades of gasoline, diesel and heavy oil. We currently enjoy convenient railway freight access enabling us to reach Sichuan, Guizhou and Yunnan Provinces. As a high volume distributor, we experience high inventory turnover with minimum inventory exposure, and have therefore been able to maintain a stable margin in our distribution business despite the volatility of global oil prices. We plan to grow our wholesale distribution of finished oil and heavy oil business by increasing our coverage area and further penetrating our existing customers and territories. .

We operate a 100,000-ton biodiesel production plant located in Tongchuan City, Shaanxi Province and, on October 28, 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 100,000-ton production plant. Our expertise in biodiesel production and established distribution network should allow the Chongqing biodiesel facility to achieve gross margins of approximately 30%. We are paying approximately $16.5 million in cash from cash on hand for the Chongqing biodiesel facility. The Chongqing biodiesel facility is subject to a 25% corporate income tax rate. In October 2010, we obtained control and commenced operations at the Chongqing biodiesel facility. We are also constructing a 50,000-ton biodiesel production plant adjacent to the existing 100,000-ton plant in Tongchuan City, Shaanxi Province, and expect to complete testing in March 2011. We intend to deploy advanced second-generation production technology as a critical component of the new facility and estimate that we will be able to reduce production costs at the facility by approximately 20%. We expect to double our total biodiesel production capacity from 100,000 tons to 200,000 tons by March 2011.

We believe that we are one of the largest biodiesel producers in China measured by production capacity as of the end of 2010, and the only non-state-owned integrated biodiesel producer with a distribution license. We leverage our wholesale distribution channels to sell our biodiesel to our existing customers and to acquire new customers. We have been awarded four patents relating to the use of multiple feedstock interchangeably in first-generation biodiesel production. Our biodiesel feedstock includes non-edible seed oil, waste cooking oil and vegetable oil residue, most of which have limited alternative uses. Therefore, our biodiesel production is environmentally friendly and does not require valuable farmland to grow its feedstock. In addition to the feedstock used in our existing first-generation facility, the new second-generation facility will be able to utilize a diverse supply of raw materials, such as crop straw (including wheat straw, corn straw, cotton straw and weed), agricultural biomass waste (including tree branches and tree leaves), as well as other organic waste. This feedstock flexibility affords us better input cost controls. The second-generation biodiesel that will be produced at our new facility is expected to meet Europe IV fuel standards and can be mixed with both diesel and first-generation biodiesel at any ratio. Furthermore, the second-generation production technology is expected to allow us to recycle bio-residual and water used in the production process, meeting our environmental goals while delivering further cost reductions. Our biodiesel can be blended with regular petro-diesel and used by existing diesel engines with no change in engine performance. As a result of the government’s support of bioenergy initiatives, Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) has enjoyed exemption of the corporate income tax for all three business segments. Since the corporate income tax exemption expired after 2010, we have submitted an application to extend exemption of the corporate income tax to 2011 and are confident to obtain the approval. We are waiting for the official documentation of the 2011 corporate income tax exemption.

We also operate thirteen retail gas stations located in Xi’an City and other areas in Shaanxi Province.  Of the thirteen retail gas stations, we own three and lease ten. The average annual sales volume of each gas station is approximately 8,000 tons, equivalent to approximately 2.7 million gallons. In October 2010, we entered into a purchase agreement to acquire a retail gas station located in Shenmu County, Yulin City, Shaanxi Province, China (the “Shenmu gas station”). We acquired land use rights and gas station operating rights, and all of the assets of the Shenmu gas station for a total cash payment of approximately $9.2 million. The gas station distributes both gasoline and diesel, which may include blended biodiesel in the future. For fiscal year 2011, we estimate the Shenmu gas station will sell approximately 12,000 tons, or 4.1 million gallons, of fuel and generate approximately $12.3 million in revenues. The Shenmu gas station is located at a junction with access to both the Baotou-Maoming Expressway and the Yulin-Shenmu Highway and has 2.1 acres of property sufficient to add other services, such as a retail convenience store, in the future. With our distribution license and stable finished oil supply, we generate more stable and higher margins from our sale of finished oil at the retail gas stations than from our wholesale distribution of finished oil and heavy oil business, since we sell directly to retail end customers. We plan to continue to expand our portfolio of retail gas stations through leasing or acquisitions. We are continuously looking for high-traffic locations within and outside of Xi’an City to add to our retail gas station portfolio.

We have experienced substantial growth in recent years. Our sales increased to $$438.7 million for year ended December 31, 2010 from $289.6 million in the same period of 2009, representing an increase of 26.6%. Our net income increased to $$53.8 million for the year ended December 31, 2010 from $37.9 million in the same period of 2009, representing an increase of 42.1%.

Our Strengths

The following competitive strengths have been the foundation of our strong performance, and we expect that they will facilitate our future growth:

Vertically integrated business model

We are a leading non-state-owned integrated energy company in China. In 2010, we distributed 335,900 tons of finished oil and heavy oil products, which made us a leading wholesale distributor of finished oil and heavy oil products in Shaanxi Province. We have significant biodiesel production capacity and are the only non-state-owned integrated biodiesel producer with a distribution license in China. We began our retail gas station operations in early 2008 and now operate thirteen retail gas stations.

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

Secured access to abundant, diversified, and low-cost raw materials for biodiesel production

We have access to a stable and diversified source of biodiesel raw materials. In addition to non-edible seed oil, we also use waste cooking oil and vegetable oil residue as raw material for the first-generation biodiesel production. We were awarded four patents for biodiesel production processes that enable us to use multiple sources of raw materials interchangeably. We have submitted eight additional patent applications, of which six have passed the preliminary examination and the other two have been accepted for review. We maintain a flexible procurement model in which we adjust the relative quantities of each type of raw material we purchase, depending on their respective purchase prices, to minimize our raw material costs. In 2010, non-edible seed oil, vegetable oil residue and waste cooking oil accounted for approximately 21.8%, 37.5% and 40.7% of our raw material costs relating to our first-generation biodiesel production in Tongchuan City, respectively.

We are strategically located in Shaanxi Province in the northwestern region of China, where the mountainous terrain and abundant sunlight are especially suitable for planting non-edible oil plants such as Chinese prickly ash, cornel and Chinese pistache. Shaanxi Province has one of the largest areas of cultivation of Chinese prickly ash in China. The local farmers in Shaanxi have planted 3.6 million mu, equivalent to 240,000 acres, of Chinese prickly ash and other non-edible oil plants which represents enough raw materials to produce over 430,000 tons of biodiesel. We have signed raw material purchasing contracts with local agriculture associations that organize local farmers to harvest and deliver the non-edible seed oil to us. The purchasing contracts obligate most of the associations to first offer to sell the feedstock to us. The Shaanxi Provincial Government plans to permit additional forestlands to be used solely for the planting of non-edible oil plants. We currently have secured access to non-edible seed oil for production of approximately 22,000 tons of biodiesel. We believe the abundant supply of feedstock currently available, in addition to the non-edible oil plants the government plans to permit farmers to cultivate, is sufficient for our current needs and will be sufficient for our increasing demands for raw materials after we increase our production capacity as planned.

We also have secured access to vegetable oil residue and waste cooking oil for production of approximately 78,000 tons of biodiesel through annual contracts with vegetable oil factories and waste cooking oil collecting centers.

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

Established relationships with our suppliers and customers

We have been operating in the wholesale distribution of finished oil and heavy oil business since 1999 and have established strong relationships with our suppliers and customers. We believe that we have been one of the leading non-state-owned distributors of finished oil and heavy oil in Shaanxi Province. Our largest supplier, Shaanxi Yanchang Group, is the fourth largest oil company in China with over 10 million tons of refinery capacity. We have a long-standing relationship with Shaanxi Yanchang Group, which includes establishing representative office with three oil refineries owned by Shaanxi Yanchang Group in Shaanxi Province.

We focus on customer satisfaction and believe that we have consistently delivered high quality products and services to our customers. We believe we have established our reputation among our customers and are able to maintain long-term relationships with our customers, as evidenced by our customer retention rate and the increasing number of new customers. The total number of customers in our wholesale distribution of finished oil and heavy oil business segment has grown from 1,180 in 2009 to 1,213 in 2010. Our sales volume has also increased significantly over the past three years.

We believe that both our suppliers and customers prefer to work with us for the following reasons:

•	We are an established player with a large-scale operation and stable supply;

•	We have a strong financial position and provide flexibility in payment terms; and

•	We have a professional purchase and sales team, which are responsive to suppliers’ and customers’ needs.

Early mover advantages

We were one of the first non-state-owned enterprises to engage in the wholesale distribution of finished oil and heavy oil products in Shaanxi Province. During the past 11 years, we have gradually built up our operational infrastructure, including extensive distribution channels, four oil storage depots, and convenient access to strategic railway lines. We have also obtained relevant licenses to conduct our wholesale distribution business, which has become increasingly more difficult for new entrants in our industry to obtain.

We believe that being an early mover in this industry has provided us the following advantages:

•	Sales network. We have sales offices in seven locations with 36 full-time salespersons covering 16 provinces and municipalities in China.

•
Storage capability.  We currently use four oil storage depots with total capacity of 59,000 m 3. We own one of the oil storage depots, lease one oil storage depot and have the rights to use two oil storage depots through oil storage service agreements.

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

Experienced management team with proven track record

We have an experienced management team led by Mr. Xincheng Gao, our chairman, chief executive officer and president. Mr. Gao has extensive experience in the research and marketing of oil products. In 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to process and distribute finished oil and heavy oil products. Prior to founding Xi’an Baorun Industrial, Mr. Gao worked in the Oil and Chemicals Department of Shaanxi Province and Zhongtian Oil and Chemical Group, responsible for research and development and marketing. With Mr. Gao’s vision and leadership, we have grown from a traditional distributor of finished and heavy oil products to a leading non-state-owned integrated energy company. Our sales have grown from $289.6 million in 2009 to $$438.7 million in 2010, while net income has grown from $37.9 million to $$53.8 million over the same period.

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

Our Growth Strategies

Our key growth strategies include the following:

Continue to increase our biodiesel production capacity and improve control of the raw material supply

We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility to supplement the demand for petro-diesel. We begun construction to increase capacity in the fourth quarter of 2009 and expect to complete the construction and testing in March 2011.  We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 100,000-ton production plant. Our expertise in biodiesel production and established distribution network should allow the Chongqing biodiesel facility to achieve gross margins of approximately 30%. We invested approximately $16.5 million in cash from cash on hand for the Chongqing biodiesel facility. We expect to benefit from the continued growth in overall energy consumption in China. We believe that we are one of the largest biodiesel producers in China based on production capacity at the end of 2010 and the only non-state-owned biodiesel producer with a distribution license. We continue to position ourselves as a leader in terms of capability, capacity and technology in this young biodiesel industry. Although we have secured abundant feedstock supply to support our current biodiesel production, we will continue to work with provincial and local agriculture administrations and environmental protection agencies for better cooperation and support for priority purchase of agricultural feedstock, waste cooking oil, and vegetable oil residue. We also will continue to work with leading universities and research institutes to develop alternative sources of feedstock to strengthen our supply chain and cost flexibility for biodiesel raw materials.

We are also in the process of negotiation to acquire a chemical production plant located in Hainan Province for the purpose of constructing a new 300,000 ton biodiesel production facility. We expect to complete such acquisition by the end of the first quarter of 2011 and the construction of the Phase I 200,000 ton biodiesel production facility is expected to be completed within eighteen months after the closing of the acquisition. We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and to seek for new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisition that will quickly provide financial benefits to us. Our mid-term goal is establish a strong technological platform in biodiesel production and significant capacity generating 40% of total revenue alone with the growth of two other business segments in five years.

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

Expand our wholesale and retail distribution network through both organic growth and potential acquisitions

With stable and abundant oil supply, we will continue to expand our wholesale distribution of finished oil and heavy oil products by increasing the number of our regional sales offices and sales staff in various territories to develop new markets and a wider customer base. We will also continue penetrating existing territories to develop new customers and meet increased demand from our existing customers as their businesses grow. In January 2011, one of our customers signed annual purchase contract increasing 2011 demand for its finished oil products by 25% from the prior year. On December 29, 2010, we also signed a letter of intent forming a partnership with Chongqing FendDou Keyu Trade Co. Ltd, a marine distributor, to provide petroleum products to marine vessels. We expect that this partnership will provide us a new distribution business in marine distribution. We will continue scouting high traffic locations to expand our portfolio of retail gas stations to create additional sales and higher profitability for our overall distribution channels. We foresee industry consolidation and believe that we are well-positioned to benefit from such market trends. We are in the position to acquire distressed competitors with working capital difficulties, if and when opportunities are presented.

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

For a more detailed discussion of these and other risks that we face, please see “Risk Factors” on page 24 and other information included in this Annual Report.

Business Segments

Wholesale Distribution of Finished Oil and Heavy Oil Products

Oil supply

We sell on a wholesale basis a variety of oil products including gasoline, diesel, heavy oil and naphtha. Gasoline and diesel represent the majority of oil products consumed in China. Automobiles are the most important driver of gasoline consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as fuel for ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Wholesale distribution of finished oil and heavy oil products accounted for approximately 62.3% of our total sales in 2010 and approximately 67.6% of our total sales in 2009.

Based on volume, we purchased approximately 49.9%of our gasoline and diesel oil products from our top five suppliers in 2010. During 2010, based on cost, we purchased approximately 20.3%  (compared to 30.8% in 2009) of our gasoline and diesel oil products from Shaanxi Yanchang Group, with whom we have had a strong relationship since establishing Xi’an Baorun Industrial, which included establishing supply and purchasing stations with three oil refineries that are owned by Shaanxi Yanchang Group in Shaanxi Province. While we depend on Shaanxi Yanchang Group for the majority of our gasoline and oil supply needs, we are actively seeking other sources of oil supply and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.

Storage

We use four oil storage depots, which in the aggregate have the capacity to store approximately 59,000 m 3 of oil products. We constructed one oil storage depot located within our biodiesel production facility in Tongchuan City, Shaanxi Province, lease one oil storage depot in Tongchuan City and have the rights to use two state-owned oil storage depots located in Xi’an City and Weinan City, Shaanxi Province through oil storage service agreements. The terms of the lease agreement and the oil storage service agreements range from two years to eight years and these agreements are renewable. Average annual rental and service expense of each oil storage depot is approximately RMB 0.7 million ($0.1 million). Two of the state-owned depots are located on railways that provide us convenient access for distributing our products. We also have access to a 2.65-kilometer railway track connecting the oil storage depots located within our biodiesel production facility to the main railway in Tongchuan City, Shaanxi Province.

Sales and Marketing

We developed a stable sales network for our products in 16 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shandong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, Guangxi Province, Gansu Province and Ningxia Hui Autonomous Region.. We now employ 36 full-time salespersons in sales offices located in Chengdu City, Yingbuo City in Shandong Province and the cities of Yanglian, Lingtong, Shangqiao, Chengxiang, and Yongpin in Shaanxi Province. As our business expands, we intend to further expand our sales network and develop more sales channels. For our wholesale distribution of finished oil and heavy oil business segment, we plan to increase our distribution to an additional two provinces in the next 18 months, adding additional salespersons and establishing more regional sales offices. We plan to increase our sales volume through increasing our distribution footprint and further penetrating existing customers and business territories.

Customers

We currently sell our finished oil and heavy oil products to regional distributors in China that supply to industrial customers, retail service stations. We also provide finished oil products to our retail gas stations to directly sell to end users. We have adopted different terms for payment based upon the financial strength of the customer. For example, we have entered into agreements with PetroChina, SINOPEC, and other state-owned enterprises whereby we deliver products to agreed-upon locations and these customers agree to pay us after delivery. However, we require partial pre-payment in advance and cash on delivery from our customers that operate distributorships or own and operate private gas stations. These customers typically pay 10% to 15% of the total purchase price of the products to be delivered in advance, and when delivery takes place, they pay the remaining amounts owed. In 2010 and 2009, there was one customer that accounted for 25% or more of our sales. We did not experience any uncollectible accounts receivable or bad debt write-offs over the past three years.

For the years ended December 31, 2009 and 2010, our top five customers purchased approximately $113.2 million and $167.0 million of our products, representing approximately 39.1% and 38.1% of our sales during the period, respectively. China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd., our largest customer, accounted for approximately 25.4% and 26.6%of our sales in 2010 and 2009, respectively.

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

•
Storage capability. We have an aggregate oil depot storage capacity of 59,000 m 3. Aside from the need for strong funding support, new entrants to this industry must also have significant storage capacity to be able to compete, which is a barrier to entry for new competitors.

Production and Sale of Biodiesel

Production

In 2006, we built a 10,000 square meter biodiesel production facility with annual design capacity of 100,000 tons. We commenced production at this facility in October 2007. The production of biodiesel is achieved through the effective performance of all equipment necessary for production. Initial production in 2008 required adjustments to equipment and a full debugging process. Our achievable utilization rate, after taking into account required periodic maintenance, is 90%. We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility to supplement the demand for petro-diesel. We begun construction to increase capacity in the fourth quarter of 2009 and expect to complete the construction and testing in March 2011.  We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we entered into a purchase agreement to acquire Chongqing Tianrun Energy Development Co., Ltd., (“Chongqing Tianrun”) a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 100,000-ton production plant. Our expertise in biodiesel production and established distribution network may enable the Chongqing biodiesel facility to achieve gross margins of approximately 30%.

In October 2010, we acquired 100% equity interests in Chongqing Tianrun of  that most significant assets consist of a 50,000-ton biodiesel production plant, for a cash consideration of approximately $16.5 million. The acquisition cost was paid from our available cash. At beginning of 2009, the former owners of Chongqing Tianrun approached Mr. Gao, Chairman and CEO, to express the intention to sell the entire equity interests of the company. After a preliminary due diligence performed on Chongqing Tianrun, we determined that we would acquire Chongqing Tianrun only after its former owners expanded production capacity of the facility to 50,000 tons. To secure this acquisition opportunity and to demonstrate our intent to follow through with the acquisition, Mr. Gao agreed to deposit RMB10.5 million ($1.6 million) of his personal funds with the former owners as a good faith demonstration of his intent that we would consummate the acquisition if the expansion was done.  Mr. Gao received 51% equity interests of Chongqing Tianrun in return as a security of his deposit. Upon completion of the facility expansion, the entire cash amount used for security deposit was returned and the 51% equity interests were rescinded in September 2009, before we acquired the biodiesel facility in October 2010. We believe that we can achieve synergies and cost reduction from this acquisition. Chongqing Tianrun is subject to a 25% corporate income tax rate.

We are also in the process of negotiation to acquire a chemical production plant located in Hainan Province for the purpose of constructing a new 300,000 ton biodiesel production facility. We expect to complete such acquisition by the end of the first quarter of 2011 and the construction of the Phase I 200,000 ton biodiesel production facility is expected to be completed within eighteen months after the closing of the acquisition. We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and to seek for new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisition that will quickly provide financial benefits to us. Our mid-term goal is establish a strong technological platform in biodiesel production and significant capacity generating 40% of total revenue alone with the growth of two other business segments in five years.

Raw Material Supply

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

We have established cooperation relationships with two pre-processing factories that are affiliated with local agricultural associations for oil extraction from non-edible oil seeds or oil plant seeds. The purchasing contracts obligate the pre-processing factories to first offer to sell the feedstock to us. If the supply of feedstock is greater than our demand, they can then sell any remaining feedstock to other companies. We have access to a range of biodiesel raw materials. Besides non-edible seed oil, we can also use waste cooking oil and vegetable oil residue as raw material for the first generation of biodiesel production.

In addition to the feedstock used in our existing first-generation facility, the new second-generation facility will be able to utilize a diverse supply of raw materials, such as crop straw (including wheat straw, corn straw, cotton straw and weed), agricultural biomass waste (including tree branches and tree leaves), as well as other organic waste. This feedstock flexibility affords us better input cost controls.

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

We believe that we have the following advantages over our competitors in this market:

•
Stable supply of feedstock.  We have a stable source of various types of feedstock for biodiesel production, such as Chinese pistache and Chinese prickly ash. Some local agricultural associations have agreed to first offer their feedstock to us. We have also entered into agreements with four Xi’an City EPA-designated waste cooking oil processing companies to secure needed waste cooking oil at favorable prices.

•
Production capacity.  We estimate that the production output of biodiesel in China will be approximately 800,000 tons in 2010, based on the source of China Biodiesel Industry Investment Value Report 2008, China Venture. Gushan Environmental Energy and our company are currently the only two companies in China with annual production capacity of at least 100,000 tons. We are currently constructing a new 50,000 ton biodiesel production facility adjacent to our existing 100,000 ton biodiesel production plant located in Tongchuan, Shaanxi Province and we except such construction to be completed and tested in March 2011. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 100,000-ton production plant. We will double our biodiesel production capacity from 100,000 tons to 200,000 tons in 2011. We are also in the process of negotiation to acquire a chemical production plant located in Hainan Province for the purpose of constructing a new 300,000 ton biodiesel production facility. We expect to complete such acquisition by the end of the first quarter of 2011 and the construction of the Phase I 200,000 ton biodiesel production facility is expected to be completed within eighteen months after the closing of the acquisition.

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

Operation of Retail Gas Stations

We sell all grades of gasoline and diesel at our thirteen retail gas stations. Our customers include automobile, bus and truck drivers. Our competitors are other privately owned and state-owned gas stations. Our advantages are that (i) as a well-established finished oil distributor, we have a stable and sufficient oil supply to support our retail gas station operations at a higher margin; (ii) we sell blended diesel with a blending ratio of 15.0% of biodiesel and 85.0% of petro-diesel to end customers at the same price as petro-diesel, which provides us with additional profitability from our retail gas station operations, and (iii) we maintain competitive pricing to attract customers. We will seek to continue to expand our retail gas station portfolio. Recently Exxon/Mobil and Shell Corporation have partnered with state-owned petroleum companies and one of our petroleum suppliers to aggressively acquire and expand retail gas station market. As a result of intense completion in acquiring private owned gas stations, the cost of acquiring or leasing gas station has significantly escalated. Advanced lease payment for the entire lease term is often required and necessary to secure a long term lease of a gas station.

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

We own four utility model patents and have submitted seven other patent applications, of which five invention patent applications have passed preliminary examination and two utility model patent applications have been accepted for review. In practice, we propose the subject matter to be researched and pursuant to these agreements we entrust our research and development partners to perform the research and analysis and provide advanced technology services. We incurred insignificant amount in research and development expenditures for 2009 and 2010. We continue working with well-known universities and colleges and research centers to enhance current biodiesel production processes and develop next generation of biodiesel production technologies.

Intellectual Property

Our core technologies consist of: (i) know-how technologies to improve the quality of finished oil and heavy oil products, and (ii) three utility model patents related to biodiesel production. We do not have patent protection for our know-how technologies and our eight patent applications are pending approval from the SIPO.

Between 2006 and 2010, we filed the following 11 patent applications listed below with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the first four applications for utility model patents, allowed the next five invention patent applications to pass preliminary examination and accepted the remaining two utility model patent applications for review.

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

Employees

As of December 31, 2010, we had 402 full-time employees. Among them, 83 of our employees worked at our Xi’an headquarters; 82  at our biodiesel production facility in Chongqing City ;71  at our biodiesel production facility in Tongchuan City; 41 at our oil storage depots and 125 at our retail gas stations. We believe we have good relationships with our employees.

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

Industry and Market Overview

China Oil Markets

Industry Overview

According to the U.S. Energy Information Administration, China’s crude oil proven reserves stood at approximately 20.4 billion barrels as of January 2010. Despite its abundant oil resources, the country faces a huge imbalance between oil supply and demand among its different regions. China’s major oilfields are mostly located in the northeastern and northwestern regions, which together supply nearly 50.0% but consume only 20.0% of China’s finished oil. While the northeastern and northwestern areas have a surplus of refined oil products, the eastern and south-central regions, where 60.0% of China’s finished oil products are consumed, are in shortage of finished oil products, and the southwest region relies on supplies from other parts of the country. As a result, transportation of finished oil products in China is characterized by the “North to South” and “West to East” patterns.

In the first half of 2010, China produced 1.5 billion barrels of crude oil annually and became the world’s fifth largest oil producer. China’s three state-owned enterprises, namely SINOPEC, PetroChina, CNOOC, and a provincially owned enterprise, Shaanxi Yanchang Group, held 98.3% of China’s crude oil proven reserves and 86.8% of China’s refinery capacity.. CNOOC is primarily engaged in the offshore exploration and production of crude oil and sells its products to refineries for downstream processing. SINOPEC and PetroChina are fully integrated energy companies engaged in exploration and production of crude oil and natural gas, refining of crude oil, and marketing and distribution of refined petroleum products. Most of the crude oil refined by SINOPEC and PetroChina is distributed and sold through their self-owned or franchised gas stations while the remainder is sold to third-party distributors to achieve greater sales coverage. Shaanxi Yanchang Group engages in the exploration and production of crude oil and natural gas and refining of crude oil. It relies on third-party distributors like us to market and distribute refined petroleum products. The table below sets forth certain operational information of SINOPEC, PetroChina, CNOOC and Shaanxi Yanchang Group in 2009.

	SINOPEC(1)	Petro China (2)	CNOOC (3)	Shaanxi Yanchang Group(4)	China Total
Crude oil proven reserves (million barrels)	2,820	11,263	1,670	2,520	24,000	(5)
Refinery throughputs (million tons per year)	183	125	32	12	341	(6)
Number of service stations	29,698	17,262	None	50	95,740	(7)
Refined products sold (million tons)	124	89	19	11	207	(1)

Source:

(1)           SINOPEC 2009 Annual Report

(2)           PetroChina 2009 Annual Report

(3)           CNOOC 2009 Annual Report

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

Increasing Shortage of Crude Oil in China and New Pricing Regime to Counter Refined Oil Shortage

Rapid economic development in China has resulted in increased energy demand. The demand for crude oil in China has exceeded the supply, which has caused China to become increasingly dependent on imported oil. According to the U.S. Energy Information Administration, China’s demand for crude oil surged from 1.77 million barrels/day in 1980 to 8.3 million barrels/day in 2009, while the supply of crude oil increased from 2.11 million barrels/day to only 4 million barrels/day during the same period. During 2001 to 2009, China’s demand for gasoline and diesel also grew at a compounded annual growth rate of 8.4% and 9.2%, respectively.

For the past nine years, China’s refined oil market has been operating as a managed market-based system. China has kept retail prices of finished oil products fixed to protect consumers against rising costs while most Western countries have allowed prices to be set by market supply and demand. The fixed-price system often leads to fuel shortages as the profits of domestic oil refineries are squeezed when the cost of crude oil rises but the selling prices of refined oil products are fixed. Effective as of January 1, 2009, the NDRC implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner. Under this pricing regime, the domestic selling price of refined oil products are determined on the basis of the corresponding international crude oil prices and by taking into consideration the average domestic processing costs, taxes, selling expenses and an appropriate profit margin. There were eight pricing adjustments in 2009 and four pricing adjustments in 2010. The last pricing adjustment was effective February 20, 2011.

Source:CEIC

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

Favorable Market Dynamics Support Long-Term Growth

In response to the rise in global oil prices, global warming and other environmental awareness issues, the PRC government has begun to encourage renewable energy consumption and has implemented various policies to support the production of biodiesel. The PRC government plans to increase its consumption of biofuel, of which two million tons are estimated to be biodiesel, and its proportion of renewable energy consumption to approximately 15.0% of China’s total energy consumption in 2020 from approximately 7.5% in 2005. In 2010, the China government also targeted reducing carbon dioxide emission per unit of GDP by 40% - 45% by 2020.

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

Source: China Biodiesel Industry Investment Value Report 2008, China Venture

In February 2005, China enacted the Renewable Energy Law , which aims to promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize sustainable development of the economy and society. This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their sales or they will be subject to fines as China is seeking to reduce its dependence on fossil fuels in its diesel transportation vehicles. In the twelfth five year economic plan, Chinese government also promotes renewable energy industries including bio-fuel industry to reduce dependency of import of crude oil from abroad and improve environmental preservation. As a result of promotion of alternative energy, the China government encourages a B-5 standard blending 5% of biodiesel with 98% of petro-diesel for transportation fuel in February 2011.

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

In 2006, greater specificity was added to the rules for commercial activities in the finished oil market with the enactment of the Measures on the Administration of the Finished Oil Market (promulgated on December 4, 2006 by the Ministry of Commerce of the people’s Republic of China (MOFCOM) and effective as of January 1, 2007), or the Measures. This regulation provides comprehensive details on the finished oil wholesale and resale application procedures, qualification requirements, and rules for annual inspections. Enterprises (foreign or domestic-funded) meeting certain requirements can submit applications to the MOFCOM for a certificate of approval to conduct gasoline and diesel (including biodiesel) wholesale, retail and storage businesses.

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

(iii)
a finished oil depot, which shall have a capacity not smaller than 10,000 m 3 , conforming to the local urban and rural planning requirements, and be approved by other relevant administrative departments; and

(iv)
facilities for unloading finished oil such as conduit pipes, special railway lines, and transportation vehicles with a capacity of 10,000 tons or more to transport refined oil on the highway or over water to ports.

In practice, it has become increasingly difficult for enterprises (particularly foreign-funded enterprises) to meet the requirement (iii) above. As both the number of available oil depots and state land and resources are reaching full capacity, it is more of a challenge to obtain a finished oil depot with a capacity not smaller than 10,000 m 3 .

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

Xi’an Baorun Industrial has the certificates of approval for both the wholesale and retail of finished oil, including for the retail of finished oil at each of its thirteen retail gas stations. As such, we do not have to rely on other companies to distribute the biodiesel fuel that we produce.

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

SAFE Regulations Pertaining to Overseas-Listed Companies

Circular 75

The SAFE issued the Circular on Issues Relevant to Foreign Exchange Control with Respect to the Round-trip Investment of Funds Raised by Domestic Residents Through Offshore Special Purpose Vehicles, or Circular 75, on October 21, 2005. Circular 75 requires PRC residents and citizens to register with their local SAFE branches before establishing or acquiring the control of any company outside of China by using domestic assets or equities for the purpose of equity financing. PRC residents and citizens who are stockholders of offshore special purpose companies established before November 1, 2005 were required to conduct overseas investment registration with the local SAFE branches before March 31, 2006. Further, PRC residents and citizens must register all major changes relating to capitalization (including overseas equity or convertible bonds financing) within 30 days upon the occurrence of such changes.

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

Stock Option Rules

On March 28, 2007, the SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in an Overseas-Listed Company’s Employee Stock Holding or Stock Option Plan, or the Stock Option Rules. The Stock Option Rules stipulate that PRC individuals who have been granted stock options and other types of stock-based awards by an overseas listed company are required to obtain approval from their local SAFE branches through an agent of the overseas listed company (generally its PRC subsidiary or a financial institution).

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

Contractual Agreements with Xi’an Baorun Industrial

We do not own any equity interest in Xi’an Baorun Industrial. In order to meet domestic ownership requirements under PRC law, which restricts foreign companies from operating in the finished oil and biodiesel industry, our wholly-owned subsidiaries entered into a series of contractual agreements with Xi’an Baorun Industrial, which allow us, among other things, to secure significant rights to control Xi’an Baorun Industrial’s business operations, policies and management, to approve all matters requiring stockholder approvals, and give us the right to receive service fee on a monthly basis from Xi’an Baorun Industrial equal to 100% of the monthly net income of Xi’an Baorun Industrial. In addition, to ensure that Xi’an Baorun Industrial and its stockholders perform their obligations under these contractual arrangements, the stockholders have pledged to Redsky Industrial all of their equity interests in Xi’an Baorun Industrial. If and when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil and biodiesel industry in China are lifted, Baorun China Group may exercise its option to purchase the equity interests in Xi’an Baorun Industrial directly.

In accordance with Accounting Standards Update (“ASU”) 2009-17 issued by Financial Accounting Standards Board (“FASB”), Baorun China Group is considered to be the primary beneficiary of Xi’an Baorun Industrial and the financial statements of Xi’an Baorun Industrial have been consolidated in our consolidated financial statements.  Upon the execution of the above contractual agreements and arrangements, Baorun China Group is able to (i) direct the activities of Xi’an Baorun Industrial that most significantly impact their economic performance; and (ii) absorb losses and receive benefits from Xi’an Baorun Industrial that could potentially be significant to them.

The contractual agreements our subsidiaries entered into with Xi’an Baorun Industrial and its stockholders include the following:

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

Exclusive Option Agreements

Under the Exclusive Option Agreements dated October 19, 2007 entered into among Redsky Industrial, each of the three stockholders of Xi’an Baorun Industrial and Xi’an Baorun Industrial, the stockholders of Xi’an Baorun Industrial have irrevocably granted to Redsky Industrial, which subsequently in turn granted the right to Baorun Group, an exclusive option to purchase, to the extent permitted by PRC law, a portion or all of their respective equity interests in Xi’an Baorun Industrial for a purchase price either to be designated by Baorun Group or to be determined based on the evaluation of the equity interests required by PRC law. Baorun Group has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a ten-year term, subject to renewal at Baorun Group’s election.

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

Irrevocable Powers of Attorney

Under the irrevocable powers of attorney, each of the three stockholders of Xi’an Baorun Industrial has granted to Redsky Industrial, which in turn granted to Baorun China Group, the power to exercise all voting rights of such stockholder in stockholders’ meetings, including, but not limited to, the power to determine the sale, pledge or transfer of, or otherwise dispose of all or part of such stockholder’s equity interests in, and to appoint and elect the directors, the legal representative (chairperson), chief executive officer and other senior management of Xi’an Baorun Industrial.

Item 1A.	Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report on Form 10-K before deciding to purchase our securities. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

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

Risks Related to Our Business

Competition from large international oil and gas companies to acquire retail gas stations has lead to a significant increase in acquisition costs, which may cause us to slow our acquisition strategy for our retail gas station operating segment.

The retail gas station market in the PRC is highly fragmented with many privately owned gas stations. To date, our operating leases for, and acquisitions of, retail gas stations have primarily been with or from private owners. Over the past two years, large international players, such as Exxon Mobil and Shell, have penetrated this market through partnerships with state-owned entities or others. As a result, competition for small privately-owned gas stations has become intense and lease payments and purchase prices to acquire retail gas stations have significantly increased. Companies such as Exxon Mobil and Shell have greater financial and other resources than we do, and we may be unable to successfully finance such acquisitions at potentially higher prices or otherwise. Our growth strategy with respect to our retail gas station business depends on our ability to continue to acquire, through leases and otherwise, gas stations. If the acquisition costs for retail gas stations continue to rise, we may be unable to compete against larger international companies. Any significant slow-down in our strategy to grow our retail gas station segment through acquisitions would have a material adverse effect on revenue growth for this segment.

The failure of the former owner of the Shenmu gas station to transfer to us the land use rights to the land on which the gas station is located may materially affect our ability to operate the gas station.

According to the purchase agreement to acquire the Shenmu gas station, the former owner is obligated to transfer to us the land use rights to two parcels of land on which the Shenmnu gas station is located. As of December 31, 2010, the transfer of the land use rights certificates is in process, but remains subject to the approval of relevant regulatory authorities. We cannot guarantee that such land use rights will be transferred to us in a timely manner. If the land use rights certificates are not transferred to us, our right to use the land could be challenged. If any such challenge is successful, it could impair our ability to continue to operate and develop the Shenmu gas station. Furthermore, we could be subject to the risk of potential disputes in connection with the land use rights. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

The failure of Chongqing Tianrun Energy Development Co., Ltd. (“Tianrun”) to obtain the consent to use certain biodiesel production technology from the owner may materially affect Tianrun’s operations.

Xi’an Baorun Industrial entered into an equity transfer agreement to acquire Tianrun, a biodiesel producer in Chongqing, on October 22, 2010.  Tianrun has advised us that it is using certain biodiesel production technology without proper authorization from the owner of the technology. Although Tianrun is actively seeking such authorization from the owner, it is possible that the owner may decline Tianrun’s request. If authorization is ultimately withheld, Tianrun may be required to cease using the technology and compensate the owner for damages. Although according to the equity transfer agreement, Tianrun’s current shareholder has undertaken to indemnify us for any losses incurred as a result of Tianrun’s non-compliance, we cannot assure you that such indemnification would be sufficient to cover Tianrun’s losses, or that Tianrun’s operations of its existing biodiesel production facilities will not be materially affected due to the lack of the biodiesel technology.

The failure of Xi’an Baorun Industrial to repay debt pursuant to the loan agreement it entered into with Communications Bank Holdings Co., Ltd., Shaanxi Branch (the “Communications Bank”) may cause Xi’an Baorun Industrial to lose certain of its important assets which have been pledged.

On October 28, 2010, Xi’an Baorun Industrial entered into a loan agreement with Communications Bank, whereby Communications Bank provided a working capital loan to Xi’an Baorun Industrial in the amount of RMB40,000,000, approximately US$6,000,000, which loan matures on October 27, 2011. The loan is guaranteed by two guarantee corporations pursuant to separate guarantee agreements entered into between the guarantee corporations and Communications Bank.  In connection with the loan, Xi’an Baorun Industrial pledged 4,000 tons of gasoline and its biodiesel production line located in Xiaobeibao, Tongchuan to the two guarantee corporations pursuant to two separate pledge agreements.  According to the pledge agreements, if Xi’an Baorun Industrial cannot repay the RMB40,000,000 loan to Communications Bank by October 27, 2011 (which event would require the two guarantee corporations to repay the loan for Xi’an Baorun Industrial), the two guarantee corporations are entitled to exercise the pledges by selling the pledged assets to compensate for Xi’an Baorun Industrial’s non-repayment. As the biodiesel production line and the gasoline inventory are important assets to our business, the loss of them could be disruptive to our business.  Further, if the proceeds from the asset sale are still insufficient to make up for its non-repayment, Xi’an Baorun Industrial must make up for the difference or else it may be forced into bankruptcy.

We rely on a limited number of third-party suppliers for our supply of finished oil and heavy oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil and heavy oil products. Our five largest suppliers provided 65.5% and 52.6% % of the finished oil and heavy oil products we sold in the years ended December 31, 2009 and 2010, respectively, with our largest supplier providing approximately 30.8% and 20.3%, respectively, in such periods. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil or heavy oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil and heavy oil products to fulfill our demand. If we are unable to obtain adequate quantities of finished oil and heavy oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil and heavy oil business segment. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil and heavy oil products business segment, which accounted for 67.6% and 62.3% % of our total sales in the years ended December 31, 2009 and 2010, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

Our ability to operate at a profit is partially dependent on market prices for petroleum and biodiesel fuels, which are subject to government control in the PRC. If petroleum and biodiesel prices drop significantly, we may be unable to maintain our current profitability.

Our results of operations and financial condition are affected by the selling prices of petroleum and biodiesel fuel products. Prices are subject to and determined by market forces and actions by the PRC government over which we have no control. In the years ended December 31, 2009 and 2010, our average selling prices with value added tax for petroleum and biodiesel fuel were $2.96 and $3.44 per gallon, respectively, and $2.94 and $3.25 per gallon, respectively.

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

Our limited history for producing biodiesel may not serve as an adequate basis to judge our future prospects and results of operations.

Currently, we have only three production facilities, of which two are in Tongchuan City, Shaanxi Province; and one is newly acquired in Chongqing City, We began producing biodiesel in October 2007, and we began selling biodiesel at the end of 2007. Our limited operating history as a producer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks, challenges, complications and delays frequently encountered in connection with the operation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

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

Our customer base has been highly concentrated. Our top five customers accounted for approximately 39.1% and 38.1% of our sales for the years ended December 31, 2009 and 2010, respectively. Our largest customer China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd. accounted for approximately 26.6% and 25.5% of our sales, respectively, during such periods. As our customer base may change from year-to-year, and during such years that our customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Business Segments — Wholesale Distribution of Finished Oil and Heavy Oil — Customers” for a description of our largest customers.

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

Our gross margin in the production and sale of biodiesel segment depends principally on the spread between feedstock and biodiesel prices Prices for vegetable oil residue, waste cooking oil and non-edible oil seeds, which have historically been our principal feedstock and comprised approximately 91% of total cost of goods sold of our production and sale of biodiesel segment during the year ended December 31, 2010, do not necessarily have a direct price relationship to the price of biodiesel in a particular period. Prices for non-edible oil seeds, vegetable oil residue and waste cooking oil are principally influenced by general inflation, market and regulatory factors. Biodiesel prices, however, are primarily influenced by the guidance prices set by the NDRC and supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between production costs and product prices means that we may be unable to pass increased feedstock costs on to our customers. In the last two years, the prices of vegetable oil residue, waste cooking oil and non-edible oil seeds have fluctuated substantially due to increased demand in China resulting from its rapid economic development. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial condition and results of operations.

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

All PRC enterprises in the finished oil and biodiesel industries are required to obtain from various PRC governmental authorities certain permits and licenses, including, without limitation, an Approval Certificate for Wholesale Distribution of Finished Oil, a Dangerous Chemical Distribution License and a Safe Production Permit. We have obtained permits and licenses required for the distribution of finished oil and heavy oil products, and production of biodiesel. These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for renewal and/or reassessment of such permits and licenses when required by applicable laws and regulations, however, we cannot assure you that we can obtain, maintain or renew the permits and licenses or accomplish the reassessment of such permits and licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew the licenses, permits and approvals, may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

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

To date, we have filed 11 patent applications with the State Intellectual Property Office of the PRC, or the SIPO. We were granted two utility model patents in 2008, one utility model patent in 2009 and one utility model patent in 2010. The other seven patent applications have all been accepted by the SIPO, and five of them have passed the preliminary examination. In accordance with the PRC Patent Law, all utility model patents granted to us will be valid for 10 years from the date of filing. Accordingly, the two patents granted in 2008 were filed in 2006 and will be valid until 2015, and the patent granted in 2009 was filed in 2008 and will be valid until 2017

However, we cannot fully predict the degree and range of protection these patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, such as our core technology for oil processing, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

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

Although all land in the PRC is owned by the government or by collectives, private individuals and businesses are permitted to use, lease and develop land for a specified term without owning the land, the duration of which depends on the purpose of land use. These rights to use land are termed land use rights. We do not hold any land use rights with respect to our biodiesel production facilities in Tongchuan City, Shannxi Province, oil storage depots or retail gas stations, except for Jinzheng gas station and Shenmu gas station. Instead, our business model relies on leases with third parties who either own the properties or lease the properties from the ultimate property owner and, with respect to two of the oil storage depots that we use, we rely on the oil storage service agreements with two state-owned entities. There may be challenges to the title of the properties and the rights to provide oil storage services which, if successful, could impair the development or operations of our oil storage depots, biodiesel production facility and retail gas stations on such properties. In addition, we are subject to the risk of potential disputes with property owners. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

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

Under PRC law, the operation of gas stations requires various permits. In this regard, we conduct our retail gas station business by leasing ten gas stations from third parties who have obtained the requisite permits. To date, we have obtained all of the necessary operating permits for six gas stations. The operating permits for the remaining retail gas station are still in the process of being transferred to us subject to the approval of relevant regulatory authorities. While the lease agreement requires the lessor to transfer its operating permits to us, we cannot guarantee that such permits will be transferred to us in a timely manner. If the lessor fails to transfer any of the necessary operating permits, we may not be able to conduct business at such retail gas station, and may be subject to warning, suspension of business, a fine of up to three times the illegal gains, or a fine of up to RMB 30,000.

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

We conduct all of our business through our consolidated subsidiaries and affiliated companies incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2010, our PRC subsidiaries had allocated RMB36.1 million ($4.9 million) to these reserves, consisting of general and statutory reserves. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

There are significant uncertainties under the EIT Law regarding our PRC enterprise income tax liabilities, such as tax on dividends paid to us by our PRC subsidiary and tax on any dividends we pay to our non-PRC corporate stockholders.

The EIT Law provides that enterprises established outside of the PRC whose “de facto management bodies” are located in the PRC are considered as a “tax-resident enterprise” and are generally subject to the uniform 25.0% enterprise income tax rate on global income. Under the implementation regulations to EIT Law, “de facto management body” refers to a managing body that in practice exercises overall management control over the production and business, personnel, accounting and assets of an enterprise. In addition, on April 22, 2009, the State Administration of Taxation of the PRC issued the Notice on the Issues Regarding Recognition of Overseas Incorporated Enterprises that are Domestically Controlled as PRC Resident Enterprises Based on the De Facto Management Body Criteria , which was retroactively effective as of January 1, 2008. This notice provides that an overseas incorporated enterprise that is controlled domestically will be recognized as a “tax-resident enterprise” if it satisfies all of the following conditions: (i) the senior management responsible for daily production/business operations are primarily located in the PRC, and the location(s) where such senior management execute their responsibilities are primarily in the PRC; (ii) strategic financial and personnel decisions are made or approved by organizations or personnel located in the PRC; (iii) major properties, accounting ledgers, company seals and minutes of board meetings and stockholder meetings, etc, are maintained in the PRC; and (iv) 50.0% or more of the board members with voting rights or senior management habitually reside in the PRC. If the PRC tax authorities determine that we are a “tax-resident enterprise,” we may be subject to enterprise income tax at a rate of 25.0% on our worldwide income. This may have an impact on our effective tax rate, and may result in a material adverse effect on our net income and results of operations. In addition, dividends paid by us to our non-PRC corporate stockholders as well as gains realized by such stockholders from the sale or transfer of our stock may be subject to a PRC tax under the EIT Law, and we may be required to withhold PRC tax on dividends paid to our non-PRC corporate stockholders.

In addition, under the EIT Law and the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion , or the Double Taxation Arrangement, which became effective on January 1, 2007, if both we and our Hong Kong subsidiary, Baorun Group, are considered as “non-tax-resident enterprises,” dividends from our PRC subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 5.0%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the application of the withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

Our business benefits from certain government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results by significantly increasing our tax expenses.

A number of PRC government initiatives promote the adoption of clean energy sources, such as biodiesel. For example, pursuant to the Renewable Energy Medium and Long-Term Development Plan issued by the NDRC in September 2007, the PRC targets to increase its consumption of energy from renewable sources to 15.0% of total energy consumption in the PRC by 2020. The plan also includes the promotion of renewable energy sources. Under the plan, the PRC aims to increase its annual consumption of biofuel, with the consumption of biodiesel targeted at two million tons per year by 2020. According to the Renewable Energy Law of the PRC , local governments are required to prepare a renewable energy development plan and provide financial support to renewable energy projects in rural areas. Further, the government may grant businesses engaged in biodiesel production certain benefits and incentives, while petroleum marketing enterprises are required to include biodiesel products that comply with the state standard with respect to fuel sales. These government initiatives could be modified or eliminated altogether. Such a change in policy could adversely affect the growth of the biodiesel market and cause our revenues to decline. Changes to or elimination of initiatives designed to increase general acceptance of clean energy sources could result in decreased demand for our products and have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we cannot assure you that demand for our products will increase or that we will otherwise benefit from such regulations. For example, the PRC Ministry of Finance has issued the Temporary Regulation on the Management of Special Funds for the Development of Renewable Resources . Pursuant to this regulation, special funds will be provided to companies for the development of renewable resources, including petroleum substitutes. These funds may be used to promote advancement in the development of energy sources that compete with biodiesel, which may in turn reduce demand for biodiesel.

If environmental regulations are relaxed in the future, or if the enforcement of environmental regulations is not sufficiently rigorous, we may not be able to compete effectively against other manufacturers of energy products, including traditional and other clean energy source products. For example, under the Rules on the Management of Waste Oil for Food Producers , food producers must properly dispose of waste cooking oil or sell waste cooking oil to waste cooking oil processing entities or waste collection entities rather than discharging waste cooking oil into the environment or reusing it for human consumption. However, in practice, these rules may not be strictly enforced and waste oil may be disposed of through illegal means by some food producers, which would reduce the supply of waste cooking oil available for our production. Our business prospects and results of operations may be adversely affected as a result of any of the foregoing factors.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies, determined by the Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy resulted in an approximately 24.2% appreciation in the value of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2010. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. In addition, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

Prior to the effectiveness of the EIT Law, the rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. However, pursuant to the EIT Law, a uniform enterprise income tax of 25.0% is generally applied to all “tax-resident enterprises” under the EIT Law as to their global income, and “High and New Technology Enterprises” enjoy a preferential tax rate of 15.0%. Two notices issued by the local State Taxation Bureau stipulate that Xi’an Baorun Industrial is to enjoy an enterprise tax exemption for the years from 2004 to the end of 2010. Accordingly, Xi'an Baorun Industrial continued to enjoy such exemption until the expiration of the term of such exemption.

The EIT Law further provides preferential tax treatment for enterprises which are qualified as “High and New Technology Enterprises” after January 1, 2008. Xi’an Baorun Industrial was qualified as a High and New Technology Enterprise in 2009 for a period of 3-year from 2009 to 2011.  Thus, it will be subject to a 15.0% tax rate for 2011 in accordance with the EIT Law and other relevant regulations, if we are not able to extend the exemption of the corporate income tax for 2011.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors , or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Based on our understanding of current PRC laws, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from the CSRC or any other regulatory agencies in connection with the transaction contemplated by the Share Exchange Agreement we entered into on October 23, 2007.

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

Government regulations on environmental matters in China may adversely impact our business.

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

Pursuant to PRC environmental protection laws and regulations, construction or expansion of a production facility is subject to certain environment impact assessment procedures including obtaining the relevant environmental authorities’ approval for the construction project.

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

Risks Related to Our Common Stock

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

We have had a short interest arranging from 1.9 million shares to 3.9 million shares for the past six months representing approximately 16.4% to 25% of our public float and we have been singled out in articles and blogs as an issuer with a high short interest.  Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations.  Most recently, on November 29, 2010, a short seller published a report with inaccurate facts and misleading allegations against the Company which continues to be disseminated through chatter on the internet.  Although the Company has responded to these allegations, the Company’s high stock price as of April 15, 2010 was $12.31 as compared to a high of $9.55 on November 10, 2010, immediately after to the release of the report.   The trading volume of the Company’s stock was approximately 695,900 shares the day the report was published as compared to its average daily trading volume over the three month period prior to the report of 266,000 shares. On December 1, 2010, another short seller published a report with inaccurate facts and misleading allegations against the Company which continues to be disseminated through chatter on the internet. The trading volume of the Company’s stock was approximately 2,166,800 shares the day the report was published. The Company’s stock price further decreased to $7.29 per share. There are predictions that 2011 will bring more short seller attacks against Chinese companies.  Although we will continue to educate investors that the November 2010 allegations were inaccurate and misleading, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.]

The outstanding warrants may adversely affect us in the future and cause dilution to existing stockholders.

We currently have warrants outstanding to purchase up to 5,130,131shares of our common stock. The term of these warrants expire between August 2011 and 2013 and the exercise prices range from $3.00 to $10.00 per share. Exercise of the warrants may cause dilution in the equity interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. Over the past 12 months, the sales price of our common stock has fluctuated between $12.31 and $5.82. The following factors, many of which are beyond our control, may influence our stock price:

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

We will have discretion in applying a portion of the net proceeds of the registered direct offerings and may not use these proceeds in ways that will enhance the market value of our common stock.

Our management will have considerable discretion in the application of the proceeds received by us from the registered direct offerings completed in December 2010 and January 2011. Such proceeds may be used to expand biodiesel capacity expansion and working capital for wholesale distribution of finished oil and heavy oil products and general corporate purposes. The investors will not have the opportunity, as part of the investors’ investment decision, to assess whether the proceeds are being used appropriately. The investors must rely on the judgment of our management regarding the application of the net proceeds of the registered direct offerings. The net proceeds may be used for corporate purposes that do not improve our profitability or increase our common stock price. The net proceeds from the registered direct offerings may also be placed in investments that do not produce income or that lose value.

The investors’ ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these persons. It may also be difficult for investors to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law . Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law , courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Mr. Xincheng Gao, our chairman, chief executive officer and president, through Redsky Group, which he controls, currently beneficially owns approximately 60.9% of our issued and outstanding common stock as of December 31, 2010. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Gao or Redsky Group, we could be prevented from entering into transactions that could be beneficial to us. Mr. Gao or Redsky Group may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

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

We also entered into a lease with Northwest Fire Resistant Materials Factory in January 2010, whereby we were granted the right to use another piece of land located in Tongchuan City, Shaanxi Province to build an additional 50,000-ton biodiesel production facility. The lease has a term of 15 years, ending in January 2025. We pay an annual rent of RMB 800,000, the first 3 years of which have been paid in a lump-sum (i.e., RMB 2,400,000). The rent shall continue to be paid on an annual basis for the remaining term of the lease.

We believe our facilities are currently suitable and adequate for our current needs.

The following table summarizes, by business segment, the location of real properties leased and owned by us.

Business Segment	Use of Property	Address	Lease Term
Production and Sale of Biodiesel	Biodiesel production facility	Space within the Northwest Fire-resistant Materials Factory, Tongchuan City, Shaanxi Province, China	2006 – 2016
Production and Sale of Biodiesel	Biodiesel production facility	Space within the Northwest Fire-resistant Materials Factory, Tongchuan City, Shaanxi Province, China	2010 – 2025
Production and Sale of Biodiesel	Biodiesel production facility	Shita Village, Splendor Base, Longqiao County, Fuling District, Chongqing Municipal, China	Owned
Operation of Retail Gas Stations	Xinyuan Gas Station	Xinhua Village, Disai Town, Baqiao District, Xi’an, Shaanxi Province, China	Owned
Operation of Retail Gas Stations	Lantian Gas Station	Xihou Village, Hongqing Community, Baqiao District, Xi’an, Shaanxi Province, China	2009 – 2038
Operation of Retail Gas Stations	Fangwei Road Gas Station	Fangwei Road, Xi’an, Shaanxi Province, China	2009 – 2039
Operation of Retail Gas Stations	Northern Gas Station in Yang County Service Stations	Yang County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Southern Gas Station in Yang County Service Stations	Yang County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Northern Gas Station in Cheng County Service Stations	Cheng County Service Stations, Xiyu Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Southern Gas Station in Cheng County Service Stations	Cheng County Service Stations, Xihan Expressway, Shaanxi Province, China	2008 – 2023
Operation of Retail Gas Stations	Chan’an Lanlian Gas Station	Section Weiqubeiyuan, Chang’an South Road, Xi’an, Shaanxi Province, China	2010 – 2025
Operation of Retail Gas Stations	Andong Gas Station	Liu Village North, Baling Town, Baqiao District, Xi’an, Shaanxi Province, China	2009 – 2029
Operation of Retail Gas Stations	Jindou Gas Station	Xihu Road, Xi’an, Shaanxi Province, China	2009 – 2019
Operation of Retail Gas Stations	Huafu Gas Station	Hongguang Road, Xi’an, Shaanxi Province, China	2010 – 2020
Operation of Retail Gas Stations	Jinzheng Gas Station	Southern section of Changhong Road, Qindu District, Xianyang, Shaanxi Province, China	Owned
Operation of Retail Gas Stations	Shenmu Gas Station	Shenmu County, Yulin City, Shaanxi Province, China	Owned

We believe our facilities are currently suitable and adequate for our current needs.

Item 3.	Legal Proceedings

In the normal course of business, we may be subject to claims and litigation. We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ending:	High	Low

Fiscal Year 2009
First Quarter	4.50	2.75
Second Quarter (through June 26)	6.00	3.50
Second Quarter (June 26 through June 30)	6.00	5.00
Third Quarter	8.19	4.80
Fourth Quarter	8.05	5.75

Fiscal Year 2010
First Quarter	10.60	6.78
Second Quarter	12.12	7.60
Third Quarter	9.52	6.07
Fourth Quarter	9.93	6.45

Holders of Record

As of March 12, 2011, there were 234 holders of record of our common stock.  This number does not include beneficial holders of our common stock, who hold their shares in accounts through brokers or banks.

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

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our Equity Compensation Plans.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

Although the Company is an accelerated filer as of December 31, 2010, this disclosure has been omitted because the Company is subject to the smaller reporting company disclosure requirements for this Annual Report on Form 10-K.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business— a general overview of our three business segments and the material opportunities and challenges of our business.

•	Critical Accounting Policies and Estimates— a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations —an analysis of our Company’s consolidated results of operations for the two years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources and Financial Position— an analysis of cash flows; an overview of financial position.

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

We operate four oil depots located in Xi’an, Shaanxi Province, access to a 2.65 kilometer special transportation rail track, one 100,000 ton biodiesel production plant located in Tongchuan, Shaanxi Province and one 50,000 ton biodiesel production plant located in Chongqing, China. Our major market is China. Currently, our products are sold in 16 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shandong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, Guangxi Province, Gansu Province and Ningxia Hui Autonomous Region.

Fluctuations in Fuel Prices During 2010

The retail prices of gasoline and diesel, or finished oil sold in the PRC, are subject to the government guiding ceiling price. In order to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner, the Administrative Measures on Oil Prices promulgated by the National Development and Reform Commission (“NDRC”) in the PRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for crude oil changes more than 4.0% over 22 consecutive working days.  The NDRC adjusts domestic finished oil prices by modifying the retail price cap for gasoline and diesel in all provinces and such adjustment has upstream pricing effect over wholesale of finished oil and also tends to limit the market price of biodiesel. Details of the price adjustments during 2010 are as follows:

On April 14, 2010, the NDRC increased the price cap for gasoline and diesel from $1,075 to $1,124 and from $964 to $1,012, respectively, from the previous price adjustment on November 9, 2009. On June 1, 2010, the retail price cap was decreased by $34 per ton or 3.1% and $32 per ton or 3.3%, respectively, followed by an increase to reach the price level effective April 14, 2010 and a further increase of $46 per ton or 4.2% and $44 per ton or 4.5%, respectively on December 22, 2010.

The above increase and decrease in retail price cap reflect the fluctuation of global crude oil prices. As a result, the average sales price of our gasoline and diesel increased from $715 per ton in 2009 to $852 per ton in 2010, representing a 19.2% increase.

Tax Exemptions

NDRC, the Ministry of Finance and other governmental departments are formulating relevant policies such as subsidies, refunds of Value Added Taxes (“VAT”) and relief on consumption tax, corporate income tax and consumption tax to encourage bio-diesel consumption. As a result, Xi’an Baorun Industrial is exempt from corporate income tax through the end of calendar year 2010 and we are exempt from consumption tax.

Growth and Expansion Plans

Management plans to focus on growing its biodiesel production, its distribution business, and expanding the footprint of its retail gas stations. With respect to the distribution and retail business, we benefit from our advantageous location, well-established supplier relationships, as well as an extensive distribution network that has valuable railway access to reach remote parts of China that other distribution companies located in Shaanxi Province cannot currently reach.

We also plan to expand our current biodiesel production capacity. We are currently constructing a new 50,000 ton biodiesel production facility adjacent to our existing 100,000 ton biodiesel production plant located in Tongchuan, Shaanxi Province and we expect such construction to be completed in the first quarter of 2011. We are also in the process of negotiating to acquire a chemical production plant located in Hainan Province for the purpose of constructing a new 300,000 ton biodiesel production facility. We expect to complete such acquisition by the end of the first quarter of 2011 and the construction of the Phase I 200,000 ton biodiesel production facility is expected to be completed within fourteen months after the closing of the acquisition. We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and to seek new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

In connection with the increase in production capacity, we have identified enough customer demands and sources, primarily power plants and diesel distributors in those jurisdictions where biodiesel is required to be used to blend diesel as a result of the government’s energy saving and emission reduction initiatives in China.

For wholesale and retail of other oil products, we anticipate to benefit from the increase in demand of oil products associated with the general economic growth in China. We plan to expand our wholesale distribution network and strengthen our outreach in certain key distribution areas. We are currently under negotiation to acquire a finished oil distributor in Chongqing and expect to enter into a definitive acquisition agreement by the end of the first quarter in 2011. In view of the increase in cost to acquire and to lease gas stations, we anticipate to slow down the acquisition and lease of additional gas stations.

Management believes the increase in sales volume from these initiatives will not only offset the impact from fluctuation in fuel pricing, but also favorably impact overall profits and cash flow.

For 2009 and 2010, our five largest customers represented 39.1% and 38.1% of our total sales, respectively. Our largest customer in 2009 and 2010, Sinopec, accounted for 26.6% and 25.4% of our total sales, respectively.

Public Equity Financing

On December 28, 2010, the Company entered into a securities purchase agreement with certain investors in a registered direct offering of an aggregate of 2,185,716 shares of the Company’s common stock with a par value of $0.0001 per share and 2,185,716 warrants.  The total gross proceeds received were $15,300,012.  Underwriting commissions, legal fees and offering expenses were $1,035,694 and were recorded as a reduction of additional paid-in-capital.

Basis of Presentations

Our financial statements are prepared in accordance with GAAP.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts represented in the consolidated financial statements. Note 2 to the Company’s consolidated financial statements describe the major accounting policies and methods used in the preparation of the consolidated financial statements.

The following are considered to be the Company’s critical accounting policies and estimates:

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Group reviews its allowance for doubtful accounts monthly.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Individual credit evaluations are performed on all customers requiring credit.  These evaluations focus on the customer’s past history of making payments when due and current ability to pay, and take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.  Based on historical collections, there was no allowance for doubtful accounts as of December 31, 2010 and 2009, as the Group did not experience any uncollectible accounts receivable and bad debt write-off over the past years.

Inventories

We value our finished goods inventory at the lower of cost or market value. Cost includes cost of direct labor and raw materials, as well as allocation of variable and fixed production overhead. Variable production overheads are allocated to each unit of production based on the actual use of the production facilities. Fixed production overheads are allocated to the cost of conversion based on the normal capacity of the production facilities. We define normal production capacity as being a reasonable level of production volume supported by sufficient customer demand without any abnormal equipment downtime due to shortages of materials and labor, taking into consideration the loss of production capacity resulting from planned maintenances. We would write down the cost of excessive inventory. The factors considered in evaluating whether excessive inventory exists are:

•	our forecast of future demand, including existing customers’ order and forecasted orders; and

•	the expiration date for the specific products.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Building	20 years
Production equipment	10 years
Office Equipment	5 years
Vehicles	5 years

Costs incurred during the construction and installation of the assets are initially capitalized as construction in progress and transferred into property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.  No depreciation charge is provided in respect of construction in progress.  There have been no changes to the estimated useful lives and residual values during each of the two years ended December 31, 2009 and 2010.

Revenue Recognition

For sales of finished oil, heavy oil products, and bio-diesel, revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Group exist and collectability is reasonably assured.  For gas station retail sales, revenue is recognized and cash is collected upon completion of fuel sales to customers.

The Group’s revenue is net of value added tax (“VAT”) collected on behalf of tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability on the balance sheet until it is paid to the tax authorities.

The Group does not provide sales returns, price protection or any other concessions to its customers.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Xi’an Baorun Industrial has obtained corporate income tax exemption for the period from January 1, 2005 to December 31, 2010. We believe that the above tax holiday is in effect for all periods presented. Currently, the PRC is in a period of growth and is openly promoting business development in clean energy and advanced and new technology areas. Tax holiday is one of the many methods used to promote such business development. Had the above tax holiday for corporate income tax not been in effect, we estimate that the pro forma financial impact would be as follows:

	Years ended December 31,
	2010	2009
	(pro forma)	(pro forma)
Net income before income taxes	$54,045,802	$37,870,963
Tax provision	(16,281,954)	(10,774,363)
Net income	37,763,848	27,096,600
Earnings per share - basic	1.12	0.96
Earnings per share - diluted	$0.89	$0.75

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  Further, the Company’s distribution from its PRC subsidiary and the consolidated variable interest entity are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to the Group’s policy of reinvested permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiary and consolidated variable interest entity’s undistributed earnings of $141,468,000 and $83,175,000 as of December 31, 2010 and 2009, respectively.

Variable Interest Entity

We do not own any equity interest in Xi’an Baorun Industrial. In order to meet domestic ownership requirements under PRC law, which restricts foreign companies from operating in the finished oil and biodiesel industry, our wholly-owned subsidiaries entered into a series of contractual agreements with Xi’an Baorun Industrial, which allow us, among other things, to secure significant rights to control Xi’an Baorun Industrial’s business operations, policies and management, to approve all matters requiring stockholder approvals, and give us the right to receive service fee on a monthly basis from Xi’an Baorun Industrial equal to 100% of the monthly net income of Xi’an Baorun Industrial. In addition, to ensure that Xi’an Baorun Industrial and its stockholders perform their obligations under these contractual arrangements, the stockholders have pledged to Redsky Industrial all of their equity interests in Xi’an Baorun Industrial. If and when the current restrictions under PRC law on foreign ownership of Chinese companies engaging in the finished oil and biodiesel industry in China are lifted, Baorun China Group may exercise its option to purchase the equity interests in Xi’an Baorun Industrial directly.

In accordance with Accounting Standards Update (“ASU”) 2009-17 issued by Financial Accounting Standards Board (“FASB”), Baorun China Group is considered to be the primary beneficiary of Xi’an Baorun Industrial and the financial statements of Xi’an Baorun Industrial have been consolidated in our consolidated financial statements.  Upon the execution of the above contractual agreements and arrangements, Baorun China Group is able to (i) direct the activities of Xi’an Baorun Industrial that most significantly impact their economic performance; and (ii) absorb losses and receive benefits from Xi’an Baorun Industrial that could potentially be significant to them.

Total assets and total liabilities of Xi’an Baorun as of December 31, 2010 in the amount of $248,704,282 and $34,023,604, and sales and net income of Xi’an Baorun for the year ended December 31, 2010 in the amount of $438,682,654 and $58,182,434, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.  The amount of cost recognized is adjusted to reflect the number of share options that are forfeited prior to vesting.

Stock option activity during the period indicated is as follows:

		Weighted	Weighted average
		average	remaining
	Number	exercise prices	contractual term	Aggregate
	of options	per share	in years	intrinsic value

Balance at December 31, 2008	40,000	$4.00	9.88
Granted	20,000	7.09
Balance at December 31, 2009	60,000	$5.03	7.91
Granted	2,912,000	7.09
Exercised	35,000	7.04
Forfeited	25,000	7.04
Balance at December 31, 2010	2,912,000	$7.05	5.18	$925,680
Exercisable at December 31, 2010	468,550	$6.82	5.51	$247,375

As of December 31, 2010, there was $11,878,657 of total unrecognized compensation cost related to non-vested stock options.  That cost is expected to be recognized over a weighted average period of 3.92 years.

Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2010 and 2009 is as follows:

	Options granted in 2010	Options granted in 2009

Expected dividend yield	Nil	Nil
Expected volatility	76.96~87.99%	87.99%
Risk-free interest rate	0.08~3.36%	0.06%
Expected term	6~10 years	6 years
Fair value of underlying common stock (per share)	6.75~8.89	7.04

The Black-Scholes Option Pricing model incorporates expected various and highly subjective assumption. The Company estimates the expected volatility of its common stock using a weighted-average historical volatility of the Company’s common stock. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate to pay dividend over the term of the grants.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$195,864,501
Production and sale of biodiesel	74,916,830	55,794,525
Operation of retail gas stations	90,683,502	37,913,027
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,325,275
Production and sale of biodiesel	52,040,039	39,964,368
Operation of retail gas stations	78,820,697	32,811,696
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$20,539,226
Production and sale of biodiesel	22,876,791	15,830,157
Operation of retail gas stations	11,862,805	5,101,331
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,617,588	$111,795,742
Production and sale of biodiesel	58,380,686	16,407,300
Operation of retail gas stations	59,473,460	35,370,619
Total	$264,471,734	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$370,564
Production and sale of biodiesel	33,162,675	-
Operation of retail gas stations	15,579,183	-
Total	$48,903,054	$370,564

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Years ended December 31,
	2010			2009
	$	% of Sales		$	% of Sales
Sales	438,682,654	100.0%		289,572,053	100.0%
Cost of sales	375,498,931	85.6%		248,101,339	85.7%
Gross profit	63,183,723	14.4%		41,470,714	14.3%
Selling, general and administrative expenses	8,938,859	2.0%		3,976,121	1.4%
Income from operations	54,244,864	12.4%		37,494,593	12.9%
Other (expenses) / Income	(199,062)	(0.0	) %	376,370	0.1%
Earnings before income tax	54,045,802	12.3%		37,870,963	13.1%

Sales. Net sales for the year ended December 31, 2010 were approximately $438.7 million compared to $289.6 million for the year ended December 31, 2009, an increase of $149.1 million, or 51.5%. The increase was mainly attributable to the growth in wholesale distribution and retail gas station segments. We have continued to expand new sales channels and territories. We are conducting business in sixteen provinces and special districts compared to fourteen provinces for the year ended December 31, 2009.  We have also increased in-depth penetration to the existing sales territories and our existing customers. The number of customers in our wholesale distribution segment has grown from 1,180 in 2009 to 1,213 in 2010.  For the year ended December 31, 2010, sales from wholesale distribution of finished oil and heavy oil products was $273.1 million compared to $195.9 million for the year ended December 31, 2009, an increase of $77.2 million or 39.4%. The sales volume of wholesale distribution of finished oil and heavy oil products increased by 57,000 tons, or 20.3% from the year ended December 31, 2009.The weighted average price increased by 15.8% from the year ended December 31, 2009. For the year ended December 31, 2010, sales from our retail gas station segment was $90.7 million, compared to $37.9 million for the year ended December 31, 2009, an increase of $52.8 million or 139.2% as a result of the increase in the number of fully operational gas stations from 7 in 2009 to 13 in 2010 and an increase in sales volume per gas station.  $38.3 million came from locations not in operation a year ago. Same-location growth was $14.5 million. For the year ended December 31, 2010, sales from production and sales of biodiesel were $74.9 million compared to $55.8 million for the year ended December 31, 2009, an increase of $19.1 million or 34.3% primarily resulted from the increase of sales business with our existing biodiesel customers. The sales volume of biodiesel increased by 9,800 tons or 12.5% from the year ended December 31, 2009. The weighted average price increased by 19.4% from the year ended December 31, 2009.

Cost of sales. Cost of sales for the year ended December 31, 2010 was approximately $375.5 million compared to $248.1 million for the year ended December 31, 2009, an increase of $127.4 million, or 51.4%.  The increase in cost of sales was attributable to and in line with an increase in production and sales activities during the year of 2010. Cost of sales as a percentage of sales was approximately 85.6% for the year of 2010, compared to 85.7% for the year ended December 31, 2009. For wholesale distribution of finished oil and heavy oil products, cost of goods sold as a percentage of sales for the years ended December 31, 2010 and 2009 were 89.6% and 89.5%, respectively. For production and sale of biodiesel, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2009 were 69.5% and 71.6%, respectively. Such decrease was attributable to the scale of economics in production and a higher average selling price in 2010. For our retail gas station operation, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2009 were 86.9% and 86.5%, respectively. Such increase was attributable to the increase of depreciation and lease expenses of our retail gas stations in 2010, as the cost to acquire or to lease the gas stations increased in 2010.

Gross profit. Gross profit was approximately $63.2 million for the year ended December 31, 2010 as compared to approximately $41.5 million for the year ended December 31, 2009, representing gross margins of approximately 14.4% and 14.3%, respectively.  For the year ended December 31, 2010, the gross profit margin of wholesale distribution of finished oil and heavy oil products was 10.4%, production and sale of biodiesel was 30.5%, and operation of retail stations was 13.1%, as compared to 10.5%, 28.4%, and 13.5%, respectively, for the year ended December 31, 2009.  The increase in gross margin of biodiesel was attributed to favorable frequent pricing adjustments by the NDRC reflecting global oil pricing and scale of economics in biodiesel production.  The decrease in the gross margin of operation of retail station was attributed to the sales promotion in the first quarter of 2010 for the newly acquired or leased gas stations. The margin for wholesale distribution of finished oil and heavy oil products was quite stable as the pricing adjustments by the NDRC affect both our selling price and our purchase price.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were approximately $8.9 million compared to $4.0 million for the year ended December 31, 2009, an increase of $4.9 million or 124.8%. This increase mainly consisted of the following: 1) a $3.6 million increase in non-cash charges of stock-based compensation from $0.7 million for the year ended December 31, 2009 to $4.3 million for the year ended December 31, 2010, resulted from additional stock options granted to sales and administrative staff for incentive purposes; and 2) a $0.4 million increase in other labor cost of sales and administrative staff, resulting from our business growth and the expansion of distribution channels and territories.  Total operating expenses as a percentage of sales was 2.0% and 1.4% for the years ended December 31, 2010 and 2009, respectively. We expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands.

Income from operations. Income from operations for the year ended December 31, 2010 was $54.5 million compared to $37.6 million for the year ended December 31, 2009. Income from operations as a percentage of sales for the years ended December 31, 2010 and 2009 were 12.4% and 12.9%, respectively. The decrease as a percentage of sales was primarily attributable to the increase of stock-based compensation.

Other (expenses) / income. Other income mainly consisted of governmental subsidies received in respect of our biodiesel production. For the year ended December 31, 2010, we received a $0.03 million government subsidy, compared to the receipt of a $0.5 million government subsidy for the year ended December 31, 2009. Other expenses mainly consisted of interest expenses and bank service charges.

Earnings before income tax. The net income for the year ended December 31, 2010 was $54.0 million compared to $37.9 million for the year ended December 31, 2009, an increase of $16.1 million or 42.7%.  Our net margin decreased from 13.1% for the year ended December 31, 2009 to 12.3% for the year ended December 31, 2010 primarily due to the increase of stock-based compensation which resulted from our initiatives to increase employee morale in order to further grow our business.

Liquidity, Capital Resources and Financial Position

We have historically met the majority of our working capital and other capital requirements principally from cash generated from operations and net proceeds from our offerings.

Our working capital at December 31, 2010 increased by $15.9 million to $137.0 million from $121.2 million at December 31, 2009. The increase in working capital by 13.1% from the year ended December 31, 2009 primarily resulted from increased receipts of sales proceeds during the fourth quarter in a result of the increase in sales.

As of December 31, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $90.3 million and $62.4 million, respectively. We also completed a registered direct offering in January 2011, which generated $23.0 million in net proceeds.

The ratio of current assets to current liabilities was 5.6-to-1 at December 31, 2010, compared to 12.8-to-1 at December 31, 2009. The decrease in the current ratio as of December 31, 2010 was primarily related to an increase in receipts in advances from customers.

At December 31, 2010, our cash and cash equivalents included $14.3 million net proceeds from the registered direct offering completed in December 2010.  The available cash will be used for: 1) a potential acquisition of a finished oil distributor in Chongqing for distribution network expansion purposes; 2) a potential acquisition of a chemical production plant in Hainan Province for additional biodiesel production facility construction purposes; 3) lease of additional gas stations; and 4) working capital to support the growth of the Company. As we are normally required to make up-front payments for purchases of inventories, we anticipate an increase in payments to suppliers as we expand our business.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009.

	Years ended December 31,
	2010	2009
Net cash provided by (used in):
Operating Activities	$58,180,819	$4,360,998
Investing Activities	(48,903,054)	1,145,386
Financing Activities	16,463,432	33,748,099
Effect of foreign exchange rate changes on cash and cash equivalents	2,100,578	41,932
Cash and cash equivalents at beginning of year	62,415,443	23,119,028
Cash and cash equivalents at end of year	90,257,218	62,415,443

For the year ended December 31, 2010, net cash provided by operating activities increased by $53.8 million to $58.2 million from $4.4 million for the year ended December 31, 2009. The increase in cash provided by operating activities was primarily attributable to the increase of profitably of the Company by $16.0 million with growth of income from operations and the increase of receipts in advance from customers by $13.5 million.

For the year ended December 31, 2010, net cash used in investing activities increased by $50.0 million to $48.9 million from $1.1 million cash provided at December 31, 2009 and was primarily attributable to the increase in acquisitions and construction in 2010. In 2010, the Group paid $15.9 million, $3.0 million and $8.2 million, net of cash acquired, to acquire 100% equity interests in Chongqing Tianrun, Jinzheng and Shenmu, respectively, approximately $4.4 million to purchase Xinyuan gas station and approximately $17.3 million to purchase the equipment for construction of a new 50,000 ton biodiesel production facility adjacent to the existing plant in Tongchuan, Shaanxi Province.

For the year ended December 31, 2010, net cash provided by financing activities decreased by $17.2 million to $16.5 million from $33.7 million at December 31, 2009 and was primarily attributable to a $15.9 million decrease in net proceeds from the issuance of common stock and warrants and a $1.1 million increase in commercial bank loan financing.

As a result of the offering and cash provided by operating activities, we believe we have sufficient working capital to sustain our current business for the next 12 months due to expected increased sales volume and net income from operating. We anticipate spending $8.2 million to purchase a 51% equity interest of a finished oil distributor in Chongqing. We also anticipate spending $9 million to acquire a chemical production plant in Hainan Province for the construction of a new 300,000 ton biodiesel production facility.

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

•	Expanding of market share for our retail gas stations both in terms of quantity and geographic location and required working capital to support the growth;

•	Our ability to maintain our existing oil suppliers and establish collaborative relationships with new suppliers;

•	Increasing our biodiesel production capacity through strategic acquisitions or construction of new facilities; and

•	Development and commercialization of new technology to improve biodiesel production efficiency.

We anticipate incurring some research and development expenses during the next 12 months.

Off-Balance Sheet Arrangements

Except for the operating lease commitments disclosed in Note 13 to the financial statements, we do not have any off-balance sheet commitments or arrangements, including financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations and Commitments

Although the Company is an accelerated filer as of December 31, 2010, this disclosure has been omitted because the Company is subject to the smaller reporting company disclosure requirements for this Annual Report on Form 10-K.

Recently Issued Accounting Standards and Pronouncements

Refer to Note 2 to the consolidated financial statements for a discussion of recently issued accounting standards and pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Although the Company is an accelerated filer as of December 31, 2010, this disclosure has been omitted because the Company is subject to the smaller reporting company disclosure requirements for this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

We acquired Chongqing Tianrun Energy Development Co., Ltd. in October 2010 and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, Chongqing Tianrun’s internal control over financial reporting associated with total assets of $18,140,017 and total revenues of $3,727,810 included in our consolidated financial statements as of and for the year ended December 31, 2010.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Integrated Energy, Inc.:

We have audited China Integrated Energy, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Integrated Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, China Integrated Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

China Integrated Energy, Inc., through its subsidiary, acquired Chongqing Tianrun Energy Development Co., Ltd. (“Chongqing Tianrun”) during the year ended December 31, 2010 and management excluded from its assessment of the effectiveness of China Integrated Energy, Inc.’s internal control over financial reporting as of December 31, 2010, Chongqing Tianrun’s internal control over financial reporting associated with total assets of $18,140,017 and total sales of $3,727,810 included in the consolidated financial statements of China Integrated Energy, Inc. as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of China Integrated Energy, Inc. also excluded an evaluation of the internal control over financial reporting of Chongqing Tianrun.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Integrated Energy, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China
March 16, 2011

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date hereof our directors, executive officers and significant employees are as follows:
Name	Age	Position
Xincheng Gao	48	Chairman of the Board of Directors, Chief Executive Officer and President

Albert C. Pu	51	Chief Financial Officer

Gaihong Li	34	Executive Vice President, Controller and Director

Larry Goldman	54	Independent Director

Wenbing Christopher Wang	40	Independent Director

Junrong Guo	47	Independent Director

Xincheng Gao, Chairman, Chief Executive Officer and President.   Mr. Gao has served as our Chairman, Chief Executive Officer and President since October 23, 2007. Mr. Gao has extensive experience in the research and marketing of oil products. In November 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to produce and sell finished oil products and biodiesel. Prior to founding of Xi’an Baorun Industrial, Mr Gao worked in the Oil and Chemical Department of Shaanxi Province that oversaw the oil industry; and worked in Zhongtian Oil and Chemical Group in charge of R&D and marketing. Mr. Gao received a B.S. in Mechanical Engineering from Xi’an University of Technology in 1985 and an E.M.B.A. from Xi’an Jiaotong University in 2004.  Mr. Gao possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company.

Albert C. Pu, Chief Financial Officer.   Mr. Pu has served as our Chief Financial Officer since May 12, 2009. Mr. Pu joined the Company in February 2009 as the vice president of finance. Prior to joining the Company, from 2005 through 2009, Mr. Pu served as global controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE:APH), a U.S. based multi-national manufacturing company specializing in interconnect systems, where he was in charge of facilities in the U.S., Mexico and China. From 2004 through 2005, Mr. Pu was the director of finance of Endicott Interconnect Technologies, Inc., a U.S.-based company specializing in high-end interconnect technologies for industrial and military applications. Mr. Pu also serves as an independent director and audit committee chairman of Sino Clean Energy, Inc. (NASDAQ: SCEI), a China based manufacturer and distributor of coal-water mixture. Mr. Pu has over 20 years of accounting and audit experience. Mr. Pu has a B.S. in Accounting from the State University of New York, Institute of Technology in 1990. He is a New York State Certified Public Accountant.

Gaihong Li, Executive Vice President, Controller and Director.   Ms. Li has served as our Executive Vice President since June 2009, and as Controller since May 12, 2009. Ms. Li served as our Chief Financial Officer from October 23, 2007 until May 12, 2009, and has served as a member of our board of directors since December 9, 2007. Ms. Li has also served as Chief Financial Officer of Xi’an Baorun Industrial since September 2005 until May 12, 2009. Ms. Li has more than ten years of experience in the oil industry. From August 2000 until Ms. Li joined Xi’an Baorun Industrial in September 2005, Ms. Li served as Chief Financial Officer of Xi’an Dongfang Oil Group Co., Ltd., which is located in China and engages in the business of oil production. Ms. Li obtained a B.S. degree in Accounting from Xi’an Northwest University in 1997, and is currently studying to obtain an E.M.B.A. degree in Business Administration from Xi’an Jiaotong University.  Ms. Li has extensive experience in petroleum distribution industry providing financial management and operation expertise to the Company.

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

Wenbing (Christopher) Wang, Independent Director.   Mr. Wang has served as an independent director since November 17, 2008.  Mr. Wang currently serves as Interim Chief Financial Officer, President and a director of Fushi Copperweld, Inc. Prior to joining Fushi, from November 2004 to March 2005, Mr. Wang served as an Executive Vice President of Redwood Capital, Inc., with a specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. From October 2002 to September 2004, Mr. Wang served as Assistant VP of Portfolio Management at China Century Investment Corporation. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Mr. Wang is also an independent director of General Steel Holding Inc. (NYSE: GSI), through its subsidiaries engages in the manufacture and sales of steel products in the People’s Republic of China; Orient Paper, Inc. (NYSE AMEX: ONP), engages in the production and distribution of paper and paper products in the People’s Republic of China ; and Energroup Holdings Corporation (OTCBB:ENHD), which engages in the production, packaging, sales, marketing and distribution of fresh and processed meat products in the People’s Republic of China. Mr. Wang resigned from the board of the director of Energroup Holdings Corporate in January 2011. Fluent in both English and Chinese,. Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang offers the Company significant financial, strategic and management expertise. He also brings a wealth of knowledge having served as an independent director of various public companies with operation in the PRC.

Junrong Guo, Independent Director.   Mr. Guo has served as an independent director since November 17, 2008.  Mr. Guo is a professional researcher in the forestry field. Since June 2003, Mr. Guo has engaged in research and development in the forestry resources with Shaanxi Forest Researching & Planning Institute, Mr. Guo served as director of Shaanxi Forest Institute from 1999 to 2000, and director of Shaanxi Ginkgo Research Institute from 1997 to 1999. Through his work experience Mr. Guo participated in the projects such like National Key Scientific & Technological Projects, Shaanxi Government Key Scientific & Technological Projects, Shaanxi Forest & Agricultural Key Projects, Yanglin Youth Scientific & Technological Projects, among of which gained Shaanxi Scientific & Technological Progress Awards. Mr. Guo has been granted honors and awards including Shaanxi New Century Talent, Specialist to Enjoy the State Subsidies’ in 2004, Evaluation Committee of Shaanxi Scientific & Technological Progress Award from 2005 to 2008 and Professional Researcher in 2006, Shaanxi Agricultural Expert in 2008. By providing to the Company his valuable expertise in the forestry field, Mr. Guo continues working with the Company to explore various feedstocks for the Company’s biodiesel production.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

No director or executive officer is related to any other director or executive officer.

Involvement in Certain Legal Proceedings

Mr.Wenbing Wang, one of the Company’s independent directors, also serves as president and a director of Fushi Copperweld, Inc. (NASDAQ: FSIN).  Mr. Wang is named as a defendant in several class action lawsuits filed against Fushi Copperweld and certain of its officers and directors in connection with a proposal by Fushi Copperweld’s chairman and chief executive officer and others to acquire all of the outstanding shares of the Company’s common stock not currently owned by the chairman and chief executive officer and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Proposal”).  Plaintiffs challenge the Proposal and allege, among other things, that the consideration to be paid in the Proposal is grossly inadequate.  Plaintiffs are seeking to enjoin the Proposal and have asserted claims for breach of fiduciary duty against certain of the Company’s officers and its directors, and for aiding and abetting such breach of fiduciary duty against the Company.  The legal proceeding of Fushi Copperweld is pending.

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

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2010, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

CORPORATE GOVERNANCE

Board of Directors

We have five members serving on our Board of Directors, of which a majority are independent directors . All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present or by unanimous written consent.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended.  The audit committee  consists of Larry Goldman, Wenbing (Christopher) Wang and Junrong Guo.  Each of these members are “independent” as defined by Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, LLC as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee operates under a written charter. Mr. Goldman is the Chairman of our Audit Committee.

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

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Annual Report on Form 10-K on March 31, 2010.

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

Summary Compensation Table

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2010 and 2009 to the identified persons (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Xincheng Gao (1) Chairman, President, and Chief Executive Officer	2009	44,000	10,000	-	54,000
	2010	60,000	15,000	-	75,000

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

Employment Contracts and Termination of Employment

The following employment agreements were entered into by Xi’an Baorun Industrial and the following executive officers:

Xincheng Gao

Xi’an Baorun Industrial entered into an employment agreement with Mr. Xincheng Gao to employ him as its chairman, effective as of October 25, 2010. The agreement will expire on October 24, 2013, and may be renewed for an additional term of three years. Mr. Gao is entitled to a base monthly salary in an amount of RMB70,000, approximately US$10,500. Xi’an Baorun Industrial also pays premiums for Mr. Gao for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. Xi’an Baorun Industrial has a right to adjust the salary and welfare benefits of Mr. Gao appropriately based on his capability, experience, attitude, performance, achievement, employment history with the Company, and position as well as its salary and position adjustment policies and business conditions. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Mr. Gao also executed a confidentiality and non-competition agreement. In the event of a major change in objective circumstances, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice, or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement.

Gaihong Li

Xi’an Baorun Industrial entered into an employment agreement with Ms. Gaihong Li to employ her as its executive vice president and financial controller, effective as of October 25, 2010. The current term of the agreement will expire on October 24, 2013, and may be renewed for an additional term of three years. Ms. Li receives a base monthly salary in an amount RMB50,000, approximately US$7,500. Xi’an Baorun Industrial also pays premiums for Ms. Li for pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. Xi’an Baorun Industrial has a right to adjust the salary and welfare benefits of Ms. Li appropriately based on her capability, experience, attitude, performance, achievement, employment history with the Company and position as well as its salary and position adjustment policies and business conditions. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein. In connection with the agreement, Ms. Li also executed a confidentiality and non-competition agreement. In the event of a major change in objective circumstances, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement.

Albert C. Pu

Xi’an Baorun Industrial entered into an employment agreement with Mr. Pu on January 22, 2009 whereby the Company employed Mr. Pu as chief financial officer. The term of Mr. Pu’s employment is two years commencing from February 2, 2009. In 2010, Mr. Pu receives an annual salary of $93,000, excluding an allowance for housing and social insurance, as well as reimbursement of reasonable out-of-pocket expenses and travel for business purposes. Mr. Pu also executed a confidentiality and non-competition agreement. In the event of a major change in the objective situation, which includes the merger of Xi’an Baorun Industrial into another business entity, or the sale, or transfer by Xi’an Baorun Industrial of a substantial portion of its assets to others, Xi’an Baorun Industrial may terminate this agreement by giving a 30-day notice, or giving one month’s salary in lieu of a notice, if the parties cannot agree to a modification of terms of the agreement.

Grants of Plan-Based Awards

Although the Company is an accelerated filer as of December 31, 2010, this disclosure has been omitted because the Company is subject to the smaller reporting company disclosure requirements for this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation Of Directors

Compensation paid to our independent directors as of December 31, 2010 is as follows:

Name	Fees earned or paid in cash ($)	Option awards ($)		All other compensation ($)	Total ($)

Larry Goldman	$20,000	$121,404	(1)	$-	$141,404

Wenbing (Christopher) Wang	$15,000	$121,404	(2)	$-	$136,404

Junrong Guo	$3,040	$-		$-	$3,040

(1) 20,000 of the options granted to Mr. Goldman reflects compensation earned in 2009, which options were not issued until early 2010. The fair value of the option was $121,404.

(2) 20,000 of the options granted to Mr. Wang reflects compensation earned in 2009, which options were not issued until early 2010. The fair value of the option was $121,404.

Each of Messrs. Goldman, Wang and Guo entered into Independent Director Agreements with the Company on November 23, 2010.  Pursuant to the terms of those agreements, Mr. Goldman shall receive $20,000 in cash annually and an annual option grant to purchase 20,000 shares of common stock of the Company, Mr. Wang shall receive $15,000 in cash annually and an annual option to purchase 20,000 shares of common stock of the Company, and Mr. Guo shall receive RMB20,000 in cash annually. In addition, each of Mr. Goldman and Mr. Wang shall receive $1,000 for each director meeting attended by phone and $5,000 for each director meeting attended in person.  The exercise price of the annual option grants shall be equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and such options vest quarterly, in equal installments over the 12 month period from date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 12, 2011 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 12, 2011, we had 39,503,379 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 12, 2011, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (2)(3)

Redsky Group Limited (4)	22,057,345	55.7%

Xincheng Gao (5)	22,057,345	55.7%

Albert C. Pu (6)	60,000	*

Gaihong Li (7)	80,100	*

Larry Goldman (8)	35,000	*

Wenbing Christopher Wang (8)	35,000	*

Junrong Guo	—	—

Vision Capital Advisors, LLC (9)	3,576,250	9.0%

All Directors and Executive Officers, as a group (6 persons)	22,267,445	56.5%

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

(2)           Based upon 39,503,379 shares of Common Stock issued and outstanding.

(3)           In determining the percent of our common stock owned by a person or entity on March 12, 2011 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of outstanding warrants and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of our common stock outstanding on that date March 12, 2011, plus (ii) the total number of shares that the beneficial owner may acquire on conversion of preferred stock and on exercise of warrants and options.

(4)           The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands.

(5)           Includes (i) 21,937,345 shares of common stock beneficially owned by Redsky Group Limited, over which Mr. Gao, as the sole director of Redsky Group Limited has voting and dispositive power, and (ii) an option to purchase up to 120,000 shares of common stock which is fully vested and exercisable.

(6)           Includes an option to purchase up to 60,000 shares of common stock which is fully vested and exercisable.

(7)           Includes 100 shares of common stock and an option to purchase up to 80,000 shares of common stock which is fully vested and exercisable.

(8)           Includes options to purchase up to 35,000 shares of common stock which are fully vested and exercisable.

(9)           Includes 1,934,045 shares issuable upon conversion or exercise of derivative securities within the next 60 days. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G/A group filing filed with the SEC on February 14, 2011 by Vision Capital Advisors, LLC, which included (i) Vision Opportunity Master Fund, Ltd., a Cayman Islands company (the “Master Fund”), (ii) Vision Opportunity China LP, a limited partnership organized under the laws of Guernsey (the “China Fund”), (iii) Vision Opportunity China GP Limited, a corporate entity organized under the laws of Guernsey (the “China Fund GP”), which serves as the general partner of the China Fund, (iv) Vision Opportunity China Fund Limited, a corporate entity organized under the laws of Guernsey (the “China Fund Ltd.”), which controls the China Fund GP, (v) Vision Capital Advantage Fund, L.P., a Delaware limited partnership (“VCAF”; and together with the Master Fund and the China Fund, the “Funds”), (vi) VCAF GP, LLC, a Delaware limited liability company (“VCAF GP”), which serves as the general partner of VCAF, (vii) Vision Capital Advisors, LLC, a Delaware limited liability company (formerly known as Vision Opportunity Capital Management, LLC) (the “Investment Manager”), and (viii) Adam Benowitz, the Managing Member of the Investment Manager (all of the foregoing, collectively, the “Filers”). Each of the Funds is a private investment vehicle engaged in investing and trading in a wide variety of securities and financial instruments for its own account. The Funds directly beneficially own all of the shares reported herein. Mr. Benowitz and the Investment Manager may be deemed to share with the Funds voting and dispositive power with respect to such shares. The China Fund GP and China Fund Ltd. may be deemed to share with the China Fund voting and dispositive power with respect to such shares owned by the China Fund and VCAF GP may be deemed to share with VCAF voting and dispositive power with respect to such shares owned by VCAF. Each Filer disclaims beneficial ownership with respect to any shares other than those beneficially owned directly by such Filer.  The principal business office of the Master Fund is c/o Ogier Fiduciary Services (Cayman) Limited, P.O. Box 1234, 113 South Church Street, Queensgate House, Grand Cayman KY1-1108, Cayman Islands.  The principal business office of each of VCAF, VCAF GP, the Investment Manager and Mr. Benowitz is 20 West 55th Street, 5th Floor, New York, New York 10019 USA.  The principal business office of each of the China Fund, the China Fund GP and the China Fund Ltd. is Suites 13 and 15, Sarnia House, Le Truchot, St Peter Port, Guernsey GY1 4NA.  The Filers are deemed to be affiliates of each other and beneficially own, in the aggregate, approximately 9.9% of the shares of the Company’s common stock, which includes securities exercisable and convertible into shares of common stock.  Pursuant to the terms of the Series A-1 and A-2 Warrants and the Certificate of Designation for each of the series A and series B preferred stock, at no time may Master Fund and VCAF convert their shares of preferred stock into shares of common stock if the conversion would result in Master Fund and VCAF together beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon providing us with sixty-one days’ notice that Master Fund and VCAF wish to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the series A or series B preferred stock referenced in the waiver notice. Similarly under the terms of the Series A-1 and Series A-2 Warrants, at no time may Master Fund and VCAF exercise the warrant if the exercise would result in Master Fund and VCAF together beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon providing us with sixty-one days’ notice that Master Fund and VCAF wish to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the shares referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent Master Fund and VCAF from selling some of their holdings and then receiving additional shares. Accordingly, each of Master Fund and VCAF could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

Change in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company .

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2010:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	448,550	$6.81	2,280,500

Equity compensation plans not approved by security holders	50,000	6.44	-0-

Total	498,550	6.77	2,280,500

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

The total number of shares of our common stock that may be issued under the Plan may not exceed 6,000,000, of which 1,000,000 will be available for issuance as incentive stock option grants and 5,000,000 will be available for issuance as nonqualified stock option grants and/or restricted stock awards.  The total number of shares may be increased annually based upon the total number of common stock outstanding in subsequent years.  In connection with our private placement in 2008, we agreed to limit the number of awards we grant under the Plan to no more than 10% of the total number of shares of Common Stock issued and outstanding at any time. The plan covers the incentive stock options and nonqualified stock options issued to the employees and independent directors.

Equity compensation plans not approved by security holders

In February 2009 and 2010, the Company retained an investor relations consulting firm for the investor relations services. As a part of investor relations consulting fee, the Company issued the investor relations consulting firm warrants to purchase 30,000 shares of the Company’s common stock with a strike price at $6.00 per share and at $10.00 per share for the services rendered in 2009 and 2010, respectively. The warrants will be vested on the one year anniversary of the contract signature date and exercisable only for cash; and will expire 18 months from the date of vesting.

In December 2009 and September 2010, the Company retained a financial advisor for the financial advisory services. As a part of financial advisory consulting fee, the Company issued the financial advisor stock purchase agreement to purchase 20,000 shares of the Company’s common stock with a strike price at $7.09 per share and at $7.04 per shares for the services rendered in 2010 and 2011. The stock purchase options will be vested on the one year anniversary of the contract signature date and exercisable for 6 years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None.

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

Our independent accountants for the audit of our annual financial statements and audit of internal control over financial reporting for our fiscal year ended December 31, 2010 was KPMG.  Our independent accountants for the audit of our annual financial statements for our fiscal year ended December 31, 2009 was Sherb & Co., LLP.  The following table shows the fees paid and to be paid by us to KPMG and Sherb & Co., LLP.

	2010	2009
Audit Fees	$379,803	$107,800
Audit-Related Fees	$-	$-
Tax Fees	$26,515	$-
All Other Fees	$139,091	$80,000

Audit Fees were for professional services rendered for the audit of our company’s annual financial statements, the review of quarterly financial statements and the preparation of statutory and regulatory filings.  We paid Sherb & Co., LLP $107,800 and $27,530 for the financial statements audit and quarterly financial statements reviews in  2009 and 2010, respectively. Other fees paid to Sherb & Co., LLP in 2009 were for professional services rendered for the public equity offering that was completed November 4, 2009, and the underwriters’ exercise of the over-allotment that was completed November 18, 2009. In June 2010, we also paid Sherb & Co., LLP other fees of $30,000 for professional services rendered for the prospectus preparation of S-3 Shelf Registration take down.

For 2010, the audit fee payable by us to KPMG of $352,273 is for the audit of our 2010 annual financial statements, the tax fee payable by us to KPMG of $26,515 is for tax compliance services, and the other fees of $109,091 payable by us to KPMG is for Sarbanes-Oxley Act Section 404 assistance service.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)           The following are filed with this Annual Report:

(1)           (i)    Consolidated Balance Sheets

(ii)           Consolidated Statements of Income and Comprehensive Income

(iii)          Consolidated Statement of Stockholders’ Equity

(iv)          Consolidated Statements of Cash Flows

(2)           Not applicable.

(3)           Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibits
Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007 (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007 (2)
3.1	Certificate of Correction filed on July 24, 2007 (3)
3.1	Certificate of Amendment filed on June 11, 2007 (4)
3.1	Articles of Incorporation (5)
3.1	Certificate of Amendment to Articles of Incorporation (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007 (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws (5)
4.1	Form of Warrant (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
4.7	Form of Common Stock Purchase Warrant dated December 31, 2010 (18)
4.8	Form of Common Stock Purchase Warrant dated January 6, 2011 (19)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007 (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007 (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007 (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007 (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007 (7)
10.8	Power of Attorney of Gao Xincheng (8)
10.9	Power of Attorney of Gao Huiling (8)
10.10	Power of Attorney of Liu Yunlong (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng (8)
10.12	Nominee Letter between Redsky China and Gao Huiling (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 25, 2010 (16)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 25, 2010 (16)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008 (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008 (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008 (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008 (9)
10.20	Management Escrow Agreement, dated as of October 14, 2008 (9)
10.21	Form of Warrant Exercise Agreement (9)
10.22	Gas Station Lease Agreement, dated as of May 20, 2008 (10)
10.23*	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.24	Gas Station Leasing Business Contract, dated as of May 28, 2009 (12)
10.25	Gas Station Lease Agreement, dated as of February 1, 2007 (13)
10.26	Gas Station Lease Agreement, dated as of July 27, 2009 (13)
10.27	Land Lease Agreement, dated as of April 20, 2006 (13)
10.28	Oil Storage Service Agreement, effective as of January 1, 2009 (13)

Exhibit Number	Description

10.29	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.30	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)
10.31	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.32	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)
10.33	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.34	2003 Equity Incentive Program (6)
10.35	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.36	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.37	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009 (17)
10.38	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009 (17)
10.39	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010 (17)
10.40	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009 (17)
10.41	Securities Purchase Agreement dated as of December 28, 2010 (18)
10.42	Securities Purchase Agreement dated as of January 3, 2011 (19)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (7)
23.1+	Consent of Sherb & Co.
23.2+	Consent of KPMG
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

+ Filed herewith.
* Management Contract or Compensatory Arrangement
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009.
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2010.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2010.
(18)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2010.
(19)	Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.

(b)           Exhibits required by Item 601 of Regulation S-K are listed above and filed herewith.

(c)           None

77

CHINA INTEGRATED ENERGY, INC.
AND SUBSIDIARIES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China Integrated Energy, Inc.:

We have audited the accompanying consolidated balance sheet of China Integrated Energy, Inc. and subsidiaries (the “Group”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Integrated Energy, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Integrated Energy, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China
March 16, 2011

SHERB & CO., LLP	1900 NW Corporate Blvd., Suite East 210 Boca Raton, Florida 33431 Tel. 561-886-4200 Fax. 561-886-3330 E-mail: info@sherbcpa.com Offices in New York, Florid
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

/s/ Sherb & Co., LLP

Boca Raton, Florida
March 30, 2010

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$90,257,218	$62,415,443
Accounts receivable	6,329,446	3,099,587
Inventories	23,266,835	20,954,851
Prepayments to suppliers	39,648,018	34,544,100
Lease prepayments	3,787,878	2,835,097
Prepaid expenses and other current assets	3,280,433	7,541,991
Total current assets	166,569,828	131,391,069

Property, plant and equipment, net	34,590,509	7,561,907
Intangible asset, net	18,440,860	-
Land use right	12,609,242	-
Lease prepayments	28,523,075	24,620,685
Goodwill	3,738,220	-
Total assets	$264,471,734	$163,573,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$6,515,152	$4,395,025
Accounts payable	1,188,574	-
Income tax payable	320,183	-
Receipts in advance from customers	16,661,950	1,903,124
Accrued expenses and other payables	4,925,306	3,943,919
Total current liabilities	29,611,165	10,242,068
Deferred tax liabilities	4,422,813	-
Total liabilities	34,033,978	10,242,068
Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $9,890,000 as of December 31, 2010 and $10,000,000 as of December 31, 2009). Authorized 3,000,000 shares; issued and outstanding 989,000 shares as of December 31, 2010 and 1,000,000 shares as of December 31, 2009	989	1,000
Series B Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $5,860,886 as of December 31, 2010 and $7,722,498 as of December 31, 2009). Authorized 7,000,000 shares; issued and outstanding 1,605,753 shares as of December 31, 2010 and 2,115,753 shares as of December 31, 2009	1,605	2,115
Common stock, $.0001 par value. Authorized 79,000,000 shares; issued and outstanding 36,049,807 shares as of December 31, 2010 and 33,269,091 shares as of December 31, 2009	3,605	3,326
Additional paid-in capital	94,658,021	75,858,994
Statutory reserves	4,920,114	4,920,114
Retained earnings	120,891,625	67,072,624
Accumulated other comprehensive income	9,961,797	5,473,420
Total stockholders’ equity	230,437,756	153,331,593
Total liabilities and stockholders’ equity	$264,471,734	$163,573,661

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009

Sales	$438,682,654	$289,572,053

Cost of sales	375,498,931	248,101,339

Gross profit	63,183,723	41,470,714

Selling, general and administrative expenses	8,938,859	3,976,121

Income from operations	54,244,864	37,494,593

Other (expenses) income
Interest expense, net	(200,809)	(121,522)
Subsidy income	155,856	541,059
Other expense, net	(154,109)	(43,167)

Total other (expenses) income, net	(199,062)	376,370

Earnings before income tax expense	54,045,802	37,870,963

Income tax expense	226,801	-

Net income	53,819,001	37,870,963

Other comprehensive item:
Foreign currency translation adjustment, net of nil income tax	4,488,377	136,417

Total comprehensive income	$58,307,378	$38,007,380

Earnings per share:
Basic	$1.60	$1.34
Diluted	$1.28	$1.04

Weighted average shares:
Basic	33,702,792	28,230,461
Diluted	42,199,794	36,254,975

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible preferred stock		Common stock					Accumulated other	Total
	Shares	Amount	Shares	Amount	Additional paid-in capital	Statutory reserves	Retained earnings	comprehensive income	Stockholders’ equity
		$		$	$	$	$	$	$

Balance as of January 1, 2009	3,465,753	3,465	27,169,091	2,716	44,434,250	4,920,114	29,201,661	5,337,003	83,899,209

Net income	-	-	-	-	-	-	37,870,963	-	37,870,963

Foreign currency translation adjustment, net of nil income tax		-	-	-	-	-	-	136,417	136,417
Series B Convertible preferred stock converted	(350,000)	(350)	350,000	35	315	-	-	-	-
Common stock issued for cash (net of issuance cost of $2,378,366)	-	-	5,750,000	575	30,683,559	-	-	-	30,684,134
Stock-based compensation	-	-	-	-	740,870	-	-	-	740,870

Balance as of December 31, 2009	3,115,753	3,115	33,269,091	3,326	75,858,994	4,920,114	67,072,624	5,473,420	153,331,593

Net income	-	-	-	-	-	-	53,819,001	-	53,819,001

Foreign currency translation adjustment, net of nil income tax	-	-	-	-	-	-	-	4,488,377	4,488,377
Series A Convertible preferred stock converted	(11,000)	(11)	50,000	5	6	-	-	-	-
Series B Convertible preferred stock converted	(510,000)	(510)	510,000	51	459	-	-	-	-
Common stock issued in connection with options exercised	-	-	35,000	4	246,396	-	-	-	246,400
Common stock issued for cash (net of issuance cost of $1,035,694)	-	-	2,185,716	219	12,781,675	-	-	-	12,781,894
Warrants issued	-	-	-	-	1,482,424	-	-	-	1,482,424
Stock-based compensation	-	-	-	-	4,288,067	-	-	-	4,288,067

Balance as of December 31, 2010	2,594,753	2,594	36,049,807	3,605	94,658,021	4,920,114	120,891,625	9,961,797	230,437,756

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,819,001	$37,870,963
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	241,031	155,866
Depreciation and amortization	1,638,069	1,145,538
Deferred tax benefit	(6,056)	-
Stock-based compensation	4,288,067	740,870
Change in operating assets and liabilities, net of acquisitions in 2010:
Accounts receivable	(2,508,895)	5,071,574
Inventories	1,716,004	1,341,491
Prepayments to suppliers	(3,652,584)	(16,564,092)
Lease prepayments	(7,191,595)	(19,449,270)
Prepaid expenses and other current assets	(1,171,155)	(3,242,271)
Receipts in advance from customers	13,544,572	(2,681,291)
Accrued expenses and other payables	(2,535,640)	(28,380)

Net cash provided by operating activities	58,180,819	4,360,998

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,835,522)	(370,564)
Proceeds from disposal of property, plant and equipment	-	1,515,950
Payment for land use right	(1,118,791)	-
Purchase of intangible assets	(2,854,075)	-
Payment for the acquisitions of subsidiaries, net of cash acquired of $619,970	(27,094,666)	-

Net cash (used in)/provided by investing activities	(48,903,054)	1,145,386

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	6,458,978	4,394,252
Repayment of bank loans	(4,506,264)	(2,249,638)
Restricted cash released	-	919,351
Proceeds from issuance of common stock and warrants, net of issuance cost	14,264,318	30,684,134
Proceeds from exercise of options	246,400	-

Net cash provided by financing activities	16,463,432	33,748,099

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,100,578	41,932

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,841,775	39,296,415

Cash and cash equivalents at beginning of year	62,415,443	23,119,028

Cash and cash equivalents at end of year	$90,257,218	$62,415,443

Supplemental cash flow information:
Cash paid for income tax	-	-
Cash paid for interest expense	270,258	121,522

Noncash investing and financing activities:
Payable for acquisition of a subsidiary	924,242	-
Payable for purchase of property, plant and equipment	955,561	-
Conversion of convertible preferred stock	521	350

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

A. Organization

China Integrated Energy, Inc. (the “Company”, formerly known as “AMS Marketing Inc.”, “International Imaging Systems, Inc.” or “China Bio Energy Holding Group Ltd.”) was incorporated in the State of Delaware in July 1998.  On October 23, 2007, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Baorun China Group Limited (“Baorun China”) and all the shareholders of Baorun China (the “Baorun China Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Baorun China Shareholders transferred to the Company all of their shares in exchange for 23,954,545 shares of the Company’s common stock (the “Share Exchange”).  As a result of the Share Exchange, Baorun China became a wholly-owned subsidiary of the Company and the Baorun China Shareholders received approximately 94.11% of the Company’s issued and outstanding common shares.  Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and Baorun China, through its wholly-owned subsidiary, Redsky Industrial (Xi’an) Co., Ltd. (“Redsky Industrial”) and a consolidated variable interest entity, Xi’an Baorun Industrial Development Co., Ltd. (“Xi’an Baorun”), was engaged in the wholesale and distribution of finished oil and heavy oil products, the production and sales of biodiesel, and operation of retail gas stations.  The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Baorun China for the net monetary assets of the Company accompanied by a recapitalization.

The Company does not own an equity interest in Xi’an Baorun, but through its wholly-owned subsidiaries, has entered into a series of contractual agreements with Xi’an Baorun, which provides the Company with a controlling financial interest.  The key terms of these contractual agreements and arrangements are as follows:

Exclusive Business Cooperation Agreement: Redsky Industrial has the exclusive right to provide complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research.  Xi’an Baorun has agreed to pay the service fee on a monthly basis to Redsky Industrial equal to 100% of the monthly net income of Xi’an Baorun.

Exclusive Option Agreement: The stockholders of Xi’an Baorun irrevocably granted to Redsky Industrial, which subsequently in turn granted the right to Baorun China, an exclusive option to purchase a portion or all of their respective equity interests in Xi’an Baorun for a purchase price either to be designated by Baorun China or to be determined based on the evaluation of the equity interests required by the PRC law.  Baorun China has the sole discretion to decide when to exercise the option, whether in part or in full.

Equity Pledge Agreements: The stockholders of Xi’an Baorun pledged their equity interests in Xi’an Baorun to guarantee Xi’an Baorun’s performance of its obligations under the Exclusive Business Cooperation Agreement.  If Xi’an Baorun fails to perform its payment obligations under the Exclusive Business Cooperation Agreement, or if Xi’an Baorun or any of its stockholders breaches his/her respective contractual obligations under the agreement, or upon the occurrence of an event of default, Redsky Industrial is entitled to certain rights, including the right to dispose of the pledged equity interests.  The stockholders of Xi’an Baorun agreed not to dispose of the pledged equity interests or take any actions that would prejudice Baorun China’s interest.

Irrevocable Powers of Attorney: Stockholders of Xi’an Baorun granted to Redsky Industrial, which in turn granted to Baorun China, the power to exercise all voting rights of such stockholder in stockholders’ meetings, including, but not limited to, the power to determine the sale, pledge or transfer of, or otherwise disposal of all or part of such stockholder’s equity interest in, and appointing and electing the directors, the legal representative (chairperson), chief executive officer and other senior management of Xi’an Baorun.

In the opinion of management, based on consultation with the Company’s PRC legal counsel, the above contractual arrangements are legally binding and enforceable and do not violate current PRC laws and regulations.

In accordance with Accounting Standards Update (“ASU”) 2009-17 issued by Financial Accounting Standards Board (“FASB”), Baorun China is considered to be the primary beneficiary of Xi’an Baorun and the financial statements of Xi’an Baorun have been consolidated in the Company’s consolidated financial statements.  Upon the execution of the above contractual agreements and arrangements, Baorun China is able to (i) direct the activities of Xi’an Baorun that most significantly impact its economic performance; and (ii) absorb losses and receive benefits from Xi’an Baorun that could potentially be significant.

Total assets and total liabilities of Xi’an Baorun as of December 31, 2010 in the amount of $248,704,282 and $34,023,604, and sales and net income of Xi’an Baorun for the year ended December 31, 2010 in the amount of $438,682,654 and $58,182,434, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

During the year ended December 31, 2010, Xi’an Baorun acquired Chongqing Tianrun Energy Development Co., Ltd. (“Chongqing Tianrun”), Xianyang Jinzheng Oil Sales Co., Ltd. (“Xianyang Jinzheng”) and Shenmu Erlintu Hongtu Oil Co., Ltd. (“Shenmu”) for a total cash consideration of approximately $16.5 million, $10.0 million and $9.2 million, respectively.  After these acquisitions, Chongqing Tianrun, Xianyang Jinzheng and Shenmu became wholly-owned subsidiaries of Xi’an Baorun (See Note 16).

B. Nature of Business and Significant Risks

The Company, through its subsidiaries and consolidated variable interest entity (collectively, referred to as the “Group”), is an integrated energy company that is engaged in the wholesale distribution of finished oil and heavy oil products, the production and sales of biodiesel, and operation of retail gas stations in the PRC.

Wholesale and distribution of refined petroleum products including petroleum and diesel represents a significant portion of and is an important part of the Group’s operations.  The Group depends on the supply from certain oil refineries in the PRC.  Five major suppliers accounted for 52.6% ($192,169,907), including one major supplier who accounted for 20.3% ($74,136,825), of the Group’s inventory purchase for the year ended December 31, 2010.  Five major suppliers accounted for 65.5% ($161,998,230), including one major supplier who accounted for 30.8% ($75,979,496), of the Group’s inventory purchase for the year ended December 31, 2009.  The Group’s failure to obtain sufficient supply of refined petroleum products could cause significant disruption in its operations.

Five major customers accounted for 38.1% ($166,960,387), including one major customer who accounted for 25.4% ($111,290,240), of the Group’s total sales for the year ended December 31, 2010.  Five major customers accounted for 39.1% ($113,222,673), including one major customer who accounted for 26.6% ($77,026,166), of the Group’s total sales for the year ended December 31, 2009.  The major customers are distributors in the PRC petroleum industry.  A loss of one or more of these customers would have a material impact on the Group's results of operations and financial condition.

The results of operations and financial condition of the Group are affected by the selling prices of refined petroleum products.  The retail prices of gasoline and diesel oil sold in the PRC are subject to the government guiding ceiling price.  The Administrative Measures on Oil Prices promulgated by the National Development and Reform Commission (“NDRC”) in the PRC on May 7, 2009 stipulates that the NDRC will adjust domestic refined petroleum products prices when the international market price for crude oil changes more than 4% over 22 consecutive working days.  The NDRC adjusts domestic refined petroleum products prices by modifying the retail price cap for gasoline and diesel in all provinces.

Although the current price-setting mechanism for refined petroleum products in China allows the PRC government to adjust prices in the PRC market when the international crude oil price fluctuates, the PRC government still retains full discretion as to whether or when to adjust the refined petroleum products price.  The PRC government can also be expected to exercise price control over refined petroleum products once international crude oil price experiences sustained growth or become significantly volatile.  As a result, the results of operations and financial condition of the Group may be materially and adversely affected by the fluctuation of market prices of crude oil and refined petroleum products as well as the discretionary actions of the PRC government.

The Group’s operations are carried out in the PRC.  Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC as well as by the general state of the PRC’s economy.  In addition, the Group’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, regulations on foreign exchange control regarding foreign exchange transactions and rates and methods of taxation, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its subsidiaries and consolidated variable interest entity.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements are presented in U.S. dollar.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the allowance for doubtful accounts; the fair value determination of stock-based compensation and financial and equity instruments; the realizability of inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; the allocation of the purchase price of the Group’s acquisition; and accruals for income tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  To limit exposure to credit risk relating to deposits, the Group primarily places cash deposits only with large financial institution in the PRC and Hong Kong with acceptable credit rating.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Group reviews its allowance for doubtful accounts monthly.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Individual credit evaluations are performed on all customers requiring credit.  These evaluations focus on the customer’s past history of making payments when due and current ability to pay, and take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.  As of December 31, 2010 and 2009, no allowance for doubtful accounts has been provided, since the Group believes its accounts receivable to be fully collectible.  Historically the Group has experienced no bad debt write-offs.

PREPAYMENTS TO SUPPLIERS

In order to secure a stable supply of refined petroleum products, the Group makes prepayments to certain suppliers.  Advance payments for the future delivery of raw materials and finished goods are recorded as “prepayments to suppliers” in the consolidated balance sheets and amounted to $39,648,018 and $34,544,100 as of December 31, 2010 and 2009, respectively.  The balance of the “prepayments to suppliers” is reduced and reclassified to “inventories” when inventory is received and passes quality inspection.  The Group makes the prepayments without collateral for such payments.  As a result, the Group’s claims for such prepayments would rank only as an unsecured claim, which expose the Group to the credit risks of the suppliers.

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the weighted average method.  Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost.  Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Years
Buildings	20
Production equipment	10
Office equipment	5
Vehicles	5

Costs incurred during the construction and installation of the assets are initially capitalized as construction in progress and transferred into property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.  No depreciation charge is provided in respect of construction in progress.

INTANGIBLE ASSETS

Intangible assets acquired represent gas stations operating permits that are amortized on a straight-line basis over their respective estimated useful lives which range from 17 to 49 years.  The estimated useful live is the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows of the Group and which is based on the life of the related land use right where the gas station is located.  The Group has no intangible assets with indefinite useful lives.

LAND USE RIGHT

Land use right represents the exclusive right to occupy and use the land in the PRC for a specified contractual term.  Land use right is carried at cost, less accumulated amortization.  Amortization is calculated using the straight-line method over the life of the right of 17 to 70 years.

REVENUE RECOGNITION

For sales of finished oil, heavy oil products, and bio-diesel, revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Group exist and collectability is reasonably assured.  For gas station retail sales, revenue is recognized at the point of sale, which is when the fuel is delivered to the customers and cash is collected.

The Group’s revenue is net of value added tax (“VAT”) collected on behalf of tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

The Group does not provide sales return, price protection or any other concessions to its customers.

RECEIPTS IN ADVANCE FROM CUSTOMERS

Receipts in advance from customers represent amounts received by the Group from customers for products that have not yet been shipped to the customers.  To mitigate the credit risk, the Group requires an advance payment from certain customers prior to delivery of products. Amounts received prior to satisfying the Group’s revenue recognition criteria are recorded as receipts in advance from customers.  The Group recognizes the prepayments from the customers as revenue at the time the delivery of goods is made and all revenue recognition criteria are met.

OPERATING LEASE

The Group leases office premises, oil depots and gas stations under non-cancellable operating leases.  Payments made under operating leases are charged to the consolidated statements of income and comprehensive income on a straight-line basis over the lease term.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, lease prepayments for gas stations and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment of long-lived assets was recognized for the years ended December 31, 2010 and 2009.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is instead tested for impairment.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Group performs its annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests.  No impairment loss was recorded for the years ended December 31, 2010.

INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.  A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Group recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Group records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s functional currency is the U.S. dollar.  The financial position, results of operations and cash flows of the Company’s subsidiaries and consolidated variable interest entity in the PRC are measured using the Renminbi (“RMB”) as the functional currency.  Assets and liabilities of the subsidiaries and consolidated variable interest entity are translated at the prevailing exchange rate in effect at each period end.  Income statement accounts are translated at the average rate of exchange during the period.  Translation adjustments are included in the accumulated other comprehensive income account in the consolidated statements of stockholders’ equity.  The statements of cash flows are translated at the weighted average rate of exchange during the period.

FAIR VALUE MEASUREMENTS

The Group applies the provisions of FASB ASC Subtopic 820-10, Fair Value Measurements (FASB Statement No.157, Fair Value Measurements), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FASB ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

FASB ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASB ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Group did not have any assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009.

STOCK-BASED COMPENSATION

The Group accounts for stock-based compensation under FASB ASC Subtopic 718-10, Compensation—Stock Compensation: Overall.  Under FASB Subtopic 718-10, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.  The amount of cost recognized is adjusted to reflect the number of share options that are forfeited prior to vesting.

The Group accounts for equity instruments issued to non-employees of the Group in accordance with the provisions of ASC subtopic 505-50, Equity: Equity-based Payments to Non-Employees.  All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is completed.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Group by the weighted average number of common shares outstanding during the period.  The convertible preferred stocks are not participating securities.  Diluted earnings per share reflects the potential dilution that would occur upon the exercise of outstanding warrants and options and the conversion of convertible preferred stock.  Common share equivalents are excluded from the computation of the diluted earnings per share when their effect would be anti-dilutive.

SEGMENT REPORTING

The Group uses the management approach in determining operating segments.  The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source of determining the Group’s reportable operating segments.  The Group has determined that it has three reportable operating segments as defined by FASB ASC Subtopic 280-10, Segment Reporting: Overall, which are the wholesale distribution of finished oil and heavy oil, production and sale of biodiesel, and the operation of retail gas stations.

Substantially all of the Group’s operations and customers are located in the PRC and therefore, no geographical information is presented.

CONTINGENCIES

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

RECLASSIFICATION

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported financial position or results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”).  ASU 2009-13 amends FASB ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13.  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Management is currently evaluating the potential impact, if any, of adopting ASU 2009-13 on the Group’s financial position and results of operations.

3. INVENTORIES

Inventories at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Raw materials	$6,765,565	$4,903,601
Finished goods, including petroleum and diesel	16,501,270	16,051,250
	$23,266,835	$20,954,851

As of December 31, 2010 and 2009, certain finished goods of $3,544,776 and $3,048,424, respectively, were pledged as security for a short-term bank loan (See Note 7).

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$4,308,304	$336,051
Biodiesel and gas station equipment	15,606,864	8,360,404
Office equipment	165,563	179,503
Motor vehicles	1,068,050	1,142,029
	21,148,781	10,017,987
Less: Accumulated depreciation	4,797,722	2,456,080
	16,351,059	7,561,907
Construction in progress	18,239,450	-
Total	$34,590,509	$7,561,907

Total depreciation expense for the years ended December 31, 2010 and 2009 was $1,239,803 and $1,145,538, respectively.

As of December 31, 2010 and 2009, the Group pledged its biodiesel processing equipment with an original carrying amount of approximately $7,458,000 as security for a short-term bank loan (See Note 7).

As of December 31, 2010, the Group pledged its building with an original carrying amount of approximately $2,896,000 as security for a short-term bank loan (See Note 7).

Construction in progress primarily represents costs paid for the construction of a biodiesel production facility with an annual design capacity of 50,000 ton, which was completed in January 2011.  This construction is an expansion of the Group’s current biodiesel production facility to achieve an annual design capacity of 150,000 ton.

5. INTANGIBLE ASSET

Intangible asset at December 31, 2010 represented three gas station operating permits purchased in 2010 as follows:

	December 31, 2010	December 31, 2009

Gas station operating permits	18,713,422	-
Less: Accumulated amortization	272,562	-
	$18,440,860	$-

As required by the PRC laws and regulations, the Group is required to have an operating permit to operate gas stations.  Gas station operating permits of $9,882,627 were purchased individually in assets acquisitions and $8,830,795 was acquired in connection with the acquisition of Shenmu (see Note 16). The gas station operating permits are amortized over a weighted average period of approximately 35 years.  Amortization expense for the years ended December 31, 2010 and 2009 was $272,562 and nil, respectively.  Estimated amortization expense of intangible asset for the next five years is $528,149 in each year from 2011 to 2015.

6. LEASE PREPAYMENTS

Lease prepayments mainly represented prepaid lease for retail gas stations, and analyzed as follows:

	December 31, 2010	December 31, 2009

Prepaid lease for retail gas stations	$31,733,462	$27,019,942
Other lease prepayments	577,491	435,840
	32,310,953	27,455,782
Less: current portion amount to be expensed in one year	3,787,878	2,835,097
Non-current portion	$28,523,075	$24,620,685

The Company leases retail gas stations under long-term lease agreements of 5 to 30 years.  The leases involve both land use right and gas station building and equipment.  Under the terms of the lease agreements, the Group is required to make advance lease payment for the entire lease term.  The leases payments are mainly attributed to the land use right elements which are accounted for as operating leases according to ASC 840, Leases.  The remaining lease payments attributable to the gas station building and equipment element are insignificant.  Expected operating lease expense for the next five years is $3,787,878 in 2011, $3,787,878 in 2012, $2,536,312 in 2013, $1,721,596 in 2014 and $1,695,790 in 2015.

7. SHORT-TERM BANK LOANS

As of December 31, 2010, the Group has a short-term bank loan of $6,060,606 that bears a fixed annual interest rate of 6.116% and is due on October 27, 2011.  This loan is guaranteed by certain third parties (the “Guarantee Companies”).  Guarantee fees were charged at 1.882% of total loan amount.

As of December 31, 2010, the Group has a short-term bank loan of $454,546 that bears a fixed annual interest rate of 5.840% and is due on September 24, 2011.  This loan is secured by the land use right and buildings of the Company with an original carrying amount of approximately $9,626,000 and $2,896,000, respectively, as of December 31, 2010.

As of December 31, 2009, the Group had a short-term bank loan of $4,395,025 that bore a fixed annual interest rate of 5.841%.  The loan was repaid on October 25, 2010.  This loan was guaranteed by the Guarantee Companies.  Guarantee fees were charged at 2.375% of total loan amount.

In respect of the guarantees for the short-term bank loan as of December 31, 2010 and 2009, the Group collateralized its biodiesel processing equipment with an original carrying amount of approximately $7,458,000 and certain finished goods of $3,544,776 and $3,048,424 as of December 31, 2010 and 2009, respectively, as counter-guarantee to the Guarantee Companies.

8. INCOME TAXES

The Company, its subsidiaries and consolidated variable interest entity file separate income tax returns, mainly in the U.S. and PRC.

The United States of America

The Company is incorporated in the State of Delaware in the U.S., and is subject to U.S. federal corporate income tax at gradual rates of up to 35%.
Hong Kong

Baorun China is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% for 2010 and 2009.  Baorun China did not earn any income that was derived from or arising in Hong Kong for the years ended December 31, 2010 and 2009 and therefore did not have any profits subject to Hong Kong profits tax.  The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%.  The Company’s PRC subsidiary and consolidated variable entity are subject to PRC income tax at 25%, unless otherwise specified.  According to the approval from the tax authority in the district level of Xi’an in Shaanxi Province, Xi’an Baorun was exempt from income tax for the period from January 1, 2005 to December 31, 2010.

The components of earnings (losses) before income taxes are as follows:

	Years ended December 31,
	2010	2009

PRC, excluding Hong Kong	$58,388,754	$38,772,404
U.S.	(4,288,271)	(873,566)
Hong Kong	(54,681)	(27,875)
Total	$54,045,802	$37,870,963

PRC income tax expense for each of the years ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
	2010	2009

Current tax expense	$232,857	$-
Deferred tax benefit	(6,056)	-
	$226,801	$-

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	Years ended December 31,
	2010	2009

Computed expected tax expense (a)	$13,511,451	$9,467,740
Non-deductible expenses
Stock-based compensation	1,458,012	185,218
Other non-deductible expenses	1,679,645	1,077,302
Tax rate differentials	(381,296)	(9,574)
Tax holiday (b)	(16,055,153)	(10,774,363)
Non-PRC entity not subject to income tax	9,022	4,600
Change in valuation allowance	5,120	49,077
Income tax expense	$226,801	$-

(a)	The PRC tax rate has been used because the majority of the Group’s consolidated pre-tax earnings arise in the PRC.

(b)
Basic earnings per share effect of tax holiday for the years ended December 31, 2010 and 2009 were $0.48 and $0.38, respectively.  Diluted earnings per share effect of tax holiday for the years ended December 31, 2010 and 2009 were $0.38 and $0.30, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	Years ended December 31,
	2010	2009

Deferred tax assets
- Tax loss carryforwards	$315,939	$310,819
Total gross deferred tax assets	315,939	310,819

Less: valuation allowance	(315,939)	(310,819)
Net deferred tax assets	$-	$-

Deferred tax liabilities
- Property, plant and equipment	$(268,598)	-
- Intangible asset	(3,231,331)	-
- Land use right	(922,884)	-
Net deferred tax liabilities	$(4,422,813)	$-
Classification on consolidated balance sheets

Deferred tax liabilities – Non-current	$(4,422,813)	$-

The increase in valuation allowance during the years ended December 31, 2010 and 2009 were $5,120 and $49,077, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the tax loss carryforwards are utilized.  The Group considers projected future taxable income and tax planning strategies in making its assessment.  As of December 31, 2010, for United States federal income tax purposes, the Group had tax loss carryforwards of approximately $848,196 that would expire through December 31, 2029.  As of December 31, 2010, for PRC income tax purposes, the Group had tax loss carryforwards of $110,207 that would expire through December 31, 2015.  Management has determined it is more likely than not that the deferred tax asset related to these tax loss carryforwards will not be realized, and therefore, full valuation allowance was provided as of December 31, 2010 and 2009.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  Further, the Company’s distribution from its PRC subsidiary and the consolidated variable interest entity are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to the Group’s policy of reinvested permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiary and consolidated variable interest entity’s undistributed earnings of $141,468,000 and $83,175,000 as of December 31, 2010 and 2009, respectively.

As of January 1, 2009 and for each of the years ended December 31, 2009 and 2010, the Company, its subsidiaries and consolidated variable interest entity did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued.  The Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB 100,000 ($15,000).  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The PRC tax returns for the Company’s PRC subsidiary and consolidated variable interest entity are open to examination by the PRC tax authorities for the tax years beginning in 2005.

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables mainly represented payables for VAT, purchases of equipment and other general administrative expenses.

10. STOCKHOLDERS’ EQUITY

(a)           COMMON STOCK AND ASSOCIATED WARRANTS

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders.  The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.  Common stock is subordinate to the convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.  As of December 31, 2010, the Company has 79,000,000 authorized shares at a par value of $.0001 per share.

On November 4, 2009, the Company completed a public equity offering and issued 5,000,000 shares of common stock with a par value of $0.0001 per share, at a price of $5.75 per share.  On November 18, 2009, the Company issued an additional 750,000 shares of common stock with a par value of $0.0001 per share, at a price of $5.75 per share, upon the exercise of over-allotment option granted to the underwriters in the public offering.  The aggregate gross proceeds were $33,062,500.  Underwriting commissions, legal fees and offering expenses were $2,378,366 and were recorded as a reduction of additional paid-in-capital.

On December 28, 2010, the Company entered into a securities purchase agreement with certain investors for the private placement of an aggregate of 2,185,716 shares of the Company’s common stock with a par value of $0.0001 per share and 2,185,716 warrants to purchase 1,092,858 shares of the Company’s common stock. The warrants issued have a six-month exercise period with an exercise price of $7.00 per share.  The warrants were exercisable and fully vested upon issuance.  The total gross proceeds received were $15,300,012.  Underwriting commissions, legal fees and offering expenses were $1,035,694 and were recorded as a reduction of additional paid-in-capital.  The common stock and warrants were recorded at their relative fair value of $12,781,894 and $1,482,424, respectively. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions: discount rate of 0.21%, expected dividend yield of 0%; expected volatility rate of 74.46%, fair value of the underlying common stock of US$7.41, and an expected term of 0.5 years.

(b)           SERIES A CONVERTIBLE PREFERRED STOCK AND ASSOCIATED WARRANTS

Concurrently with the Share Exchange in 2007, the Company entered into a Series A Convertible Preferred Stock purchase agreement (the “Series A Purchase Agreement”) with International Imaging System, Inc. for the sale of securities consisting of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $10,000,000 or $10 per Series A Preferred Stock share.  In conjunction with the issuance of the Series A Preferred Stock, the Company issued to International Imaging System, Inc. (i) a Series A-1 Warrant to purchase 3,409,091 shares of the Company’s common stock at an exercise price of $3.00 per share, and (ii) a Series A-2 Warrant to purchase 2,272,728 shares of the Company’s common at an exercise price of $4.40 per share.

The significant terms of Series A Preferred Stock are as follows:

Conversion

The holders of Series A Preferred Stock have the right, subject to certain limitation as discussed below, to convert all or any portion of their holdings into a number of shares of common stock equal to the quotient of the liquidation preference amount per share of Series A Preferred Stock, or $10.00, divided by the conversion price, which initially is $2.20 per share, or approximately 4,545,455 shares of common stock if all 1,000,000 shares of Series A Preferred Stock are converted, subject to adjustments for, among other things, cash dividends, subdivision or consolidation of shares, capital distribution, change of control and other events which have a dilutive effect, or when additional shares of common stock are issued or issuable pursuant to additional convertible securities issued at a price less than the applicable conversion price of Series A Preferred Stock.  The number of shares converted should not be in excess of 4.99% of the then issued and outstanding shares of common stock outstanding at such time, unless a waiver notice is obtained.

Voting Rights

The holders of the Series A Preferred Stock do not have voting rights except for affirmative vote or consent for the Company to carry out the following:

(i)
authorize, create, issue or increase the authorized or issued amount of any class or series of preferred stock, which class or series, in any such case, ranks pari passu or senior to the Series A Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up;

(ii)
amend, alter or repeal the provisions of the Series A Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock; provided, however, that any creation and issuance of another series of junior stock shall not be deemed to adversely affect such rights, preferences, privileges or voting powers;

(iii)
repurchase, redeem or pay dividends on, shares of common stock or any other shares of the Company's junior stock (other than de minimus repurchases from employees of the Company in certain circumstances or repurchases pursuant to a plan approved by the Board of Directors);

(iv)
amend the Certificate of Incorporation or By-Laws of the Company so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Convertible Preferred Stock; provided, however, that any creation and issuance of another series of junior stock shall not be deemed to adversely affect such rights, preferences, privileges or voting powers;

(v)	effect any distribution with respect to junior stock other than as permitted hereby;

(vi)	reclassify the Company's outstanding securities;

(vii)	voluntarily file for bankruptcy, liquidate the Company’s assets or make an assignment for the benefit of the Company’s creditors; or

(viii)	materially change the nature of the Company’s business

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $10.00 per share of the Series A Preferred Stock before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.  All payments shall be in cash, property or a combination.

Redemption

Series A Preferred Stock does not contain redemption features that are not solely within the Company's control, other than ordinary liquidation.  The holders of Series A Convertible Preferred Stock has the right to require the Company to redeem all or a portion of such holder’s shares of Series A Convertible Preferred Stock at its liquidation preference value in cash upon occurrence of the following:
(i)	the Company deregisters its shares of common stock and as a result such shares of common stock are no longer publicly traded

(ii)	the Company consummates a “going private” transaction and as a result the common stock is no longer registered under Sections 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended.

Participating Rights

Series A Preferred Stock does not participate in any dividends with common stock.

Series A-1 and Series A-2 Warrants

The Series A Preferred Stock, Series A-1 Warrant and Series A-2 Warrant were recorded at their relative fair value of $8,414,369, $1,206,793 and $378,838, respectively, in aggregate or $8.41, $0.35, $0.17, respectively, on a per share basis.  The Series A Preferred Stock was initially recorded at $8,414,369, (net of the discount that arose from the allocation of the proceeds to the warrants).  The detached warrants were recorded in additional paid-in capital at $1,585,631.  An aggregate amount of $1,812,903, or $0.40 per share beneficial conversion feature attributable to the Series A Preferred Stock at the commitment date was recognized as a reduction to the carrying amount of the Series A Preferred Stock with a corresponding increase to additional paid-in-capital, since $1.85, the effective conversion price of the Series A Preferred Stock, was less than $2.25, the fair value of each of the Company’s common stock at the commitment date.  As Series A-1 Warrant and Series A-2 Warrant were exercisable at anytime upon issuance, the total discount of $3,398,534 (including the beneficial conversion feature and the allocation of the proceeds to the warrants) was accounted for as a dividend to the preferred stockholder at the commitment date.  Series A-1 Warrant and Series A-2 Warrant expire five years after the date of grant.  Issuance cost of $225,007 was reflected as a reduction to additional paid-in-capital.
The estimated fair value of the underlying Series A Preferred Stock at the commitment date was determined by management, supplemented by the forecasted profitability and cash flows of the Company’s business.  The fair value of the Series A-1 Warrant and Series A-2 Warrant was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions: discount rate of 1.37%, expected dividend yield of 0%; expected volatility rate of 30%, exercise price of US$1.85, and an expected term of 5 years.

During the year ended December 31, 2010, 11,000 shares of Series A Preferred Stock were converted into 50,000 shares of common stock.

The outstanding numbers of Series A-1 Warrants were 1,704,545 as of December 31, 2010 and 2009.  The outstanding numbers of Series A-2 Warrants were 2,272,728 as of December 31, 2010 and 2009.

(c)           SERIES B CONVERTIBLE PREFERRED STOCK

On October 14, 2008, the Company entered into a Convertible Debenture purchase agreement (“Debenture Purchase Agreement”) with China Bio Energy Holding Group Co. Ltd. for the issuance and sale of a non-interest bearing convertible debenture in an aggregate amount of $9,000,000, which automatically converts into 2,465,753 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $3.65 per share upon the date of the filing with the Secretary of the State of Delaware of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of preferred stock from 1,000,000 shares to 10,000,000 shares and the filing of a certificate of designation of the Series B Preferred Stock, which was completed by the end of 2008. Each Series B Preferred Stock is convertible into one share of common stock initially, or 2,465,753 shares of common stock if all 2,465,753 shares of Series B Preferred Stock are converted, subject to adjustments for, among other things, cash dividends, subdivision or consolidation of shares, capital distribution, change of control and other events which have a dilutive effect, or when additional shares of common stock are issued or issuable pursuant to additional convertible securities issued at a price less than the applicable conversion price of Series B Preferred Stock.  In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $3.65 per share of the Series A Preferred Stock before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.  All other significant terms for Series B Preferred Stock are substantially the same as those of the Series A Preferred Stock.

Series B Preferred Stock does not contain redemption features that are not solely within the Company's control, other than ordinary liquidation.

An aggregate amount of $863,013, or $0.35 per share, beneficial conversion feature attributable to the Series B Preferred Stock at the issuance date was recognized as a reduction to the carrying amount of Series B Preferred Stock and a corresponding increase to additional paid-in-capital, since $3.65, the effective conversion price of each of the Series B Preferred Stock, was less than $4.00, the fair value of each of the Company’s common stock at the commitment date.  Such discount was accounted for as a dividend to the preferred stockholder at the commitment date.

During the year ended December 31, 2009, 350,000 shares of Series B Preferred Stock were converted into 350,000 shares of common stock.  During the year ended December 31, 2010, 510,000 shares of Series B Preferred Stock were converted into 510,000 shares of common stock.

(d)           OTHER WARRANTS

On February 13, 2009, as part of the service fee, the Company granted warrants to an investor relations consulting firm for the purchase of 30,000 shares of the Company’s common stock at an exercise price of $6.00 per share.  The warrants vest one year from the date of grant and expire 18 months from the date of vesting.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the warrants at grant date was approximately $2.18 per share.  The amount of stock-based compensation expense recognized for the warrants was $65,253 for the year ended December 31, 2009.

On February 5, 2010, as part of the service fee, the Company granted warrants to an investor relations consulting firm for the purchase of 30,000 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants vest one year from the date of grant and expire 18 months from the date of vesting.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the warrants at grant date was approximately $3.65 per share.  The amount of stock-based compensation expense recognized for the warrants was $73,391 for the year ended December 31, 2010.

Following is a summary of warrant activities for the two years ended December 31, 2010:

	Number of shares	Average exercise price per share	Weighed average remaining contractual term in years

Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Granted	30,000	6.00
Outstanding at December 31, 2009	4,007,273	$3.82	2.80
Granted	1,122,858	7.08
Outstanding at December 31, 2010	5,130,131	$4.53	1.52
Exercisable at December 31, 2010	5,100,131	4.50	1.52

(e)           STATUTORY RESERVES

The Company’s PRC subsidiaries and consolidated variable interest entity are required to transfer 10% of their respective net income, as determined under generally accepted accounting principal in the PRC to a statutory reserve until the reserve balance reaches 50% of their respective registered capital. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years’ losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their share holding or by increasing the par value of the shares currently held by them, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

As of December 31, 2010 and 2009, the Company’s PRC subsidiaries and consolidated variable interest entity did not make appropriations to statutory reserves, as the accumulated balance of such reserves had reached 50% of their respective registered capital.  The accumulated balance of such reserves maintained at the Company’s PRC subsidiaries and consolidated variable interest entity as of December 31, 2010 and 2009 was $4,920,114.  The same amount was appropriated at the Company level.

11. STOCK-BASED COMPENSATION

The Company’s stock option plans permit the grant of stock options to its employees and nonemployees under 2003 Equity Incentive Program (“Program”), under which 6,000,000 options were authorized by the Board of Directors and the Compensation Committee.  The Company believes that such awards better align the interests of the stock option grantees with those of its stockholders.  Option awards are generally granted with an exercise price not less than the fair market value of a share on the date of the grant of the options.  The option awards granted should be exercised by the grantees no later than the tenth anniversary (the fifth anniversary if the grantees is a ten percent stockholder) of the grant date.  The outstanding numbers of options under the Program were 3,028,000 and 5,940,000 as of December 31, 2010 and 2009.

On November 17, 2008, the Company granted non-transferable stock options to purchase 20,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $4.00 per share.  The options vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $3.88 per share.  The amount of stock-based compensation expense recognized for the options was nil and $155,104, for the years ended December 31, 2010 and 2009, respectively.

On September 10, 2009, as part of the service fee, a stockholder of the Company granted stock options to an investor relations consultant and a financial advisory consultant to purchase 310,320 shares and 206,880 shares, respectively of the Company’s common stock held by the stockholder.  The exercise price of both options is $4.50 per share.  The options vest upon issuance and expire one year from the date of grant.  The Company determined, based on Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $2.86 per share.  The amount of stock-based compensation expense recognized for the options was $994,108 and $486,532 for the years ended December 31, 2010 and 2009, respectively.

On December 16, 2009, as part of the service fee, the Company granted stock options to purchase 20,000 shares of the Company’s common stock to a financial advisory consultant.  The exercise price is at $7.09 per share.  The options vest one year and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $4.73 per share.  The amount of stock-based compensation expense recognized for the options was $90,708 and $3,944 for the years ended December 31, 2010 and 2009, respectively.

On January 1, 2010, the Company granted non-transferable stock options to purchase 2,752,000 shares of the Company’s common stock to employees.  The exercise price is $7.04 per share.  The options vest evenly each quarter over a five-year period and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the option at granted date was approximately $5.25 per share.  The amount of stock-based compensation expense recognized for the options was $2,810,192 for the year ended December 31, 2010.

On January 4, 2010, the Company granted non-transferable stock options to the purchase 20,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $7.30 per share.  The options vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $6.07 per share.  The amount of stock-based compensation expense recognized for the options was $242,808 for the year ended December 31, 2010.

On June 23, 2010, the Company granted non-transferable stock options to purchase 60,000 shares of the Company’s common stock to an employee.  The exercise price is $8.98 per share.  The option vest evenly each quarter over a five-year period and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $6.50 per share.  The amount of stock-based compensation expense recognized for the options was $39,024 for the year ended December 31, 2010.

On September 30, 2010, as part of the service fee, the Company granted non-transferable stock options to purchase 20,000 shares of the Company’s common stock to a financial advisory consultant.  The exercise price is $7.04 per share.  The option vest one year and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $4.26 per share.  The amount of stock-based compensation expense recognized for the options was $23,037 for the year ended December 31, 2010.

On December 7, 2010, the Company granted non-transferable stock options to purchase 20,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $7.38 per share.  The option vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $5.98 per share.  The amount of stock-based compensation expense recognized for the options was $14,799 for the year ended December 31, 2010.

The Black-Scholes Option Pricing model incorporates expected various and highly subjective assumption.  The Company estimates the expected volatility of its common stock using a weighted-average historical volatility of the Company’s common stock.  The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  There is no expected dividend yield, as the Company has not paid dividend and does not anticipates to pay dividend over the term of the grants.

Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2010 and 2009:

	Options granted in 2010	Options granted in 2009

Expected dividend yield	Nil	Nil
Expected volatility	76.93~87.99%	87.99%
Risk-free interest rate	0.08~3.36%	0.06%
Expected term	5~10 years	5 years
Fair value of underlying common stock (per share)	$$6.75~8.98	$7.04

Following is a summary of stock option activities for the two years ended December 31, 2010:

		Weighted	Weighted average
		average	remaining
	Number	exercise prices	contractual term	Aggregate
	of options	per share	in years	intrinsic value

Balance at December 31, 2008	40,000	$4.00	9.88
Granted	20,000	7.09
Balance at December 31, 2009	60,000	$5.03	7.91
Granted	2,912,000	7.09
Exercised	35,000	7.04
Forfeited	25,000	7.04
Balance at December 31, 2010	2,912,000	$7.05	5.18	$925,680
Exercisable at December 31, 2010	468,550	$6.82	5.51	$247,375

The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $5.29 and $4.73 per share respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $90,191 and nil, respectively.

As of December 31, 2010, there was $11,878,657 of total unrecognized compensation cost related to non-vested stock options.  That cost is expected to be recognized over a weighted average period of 3.92 years.  The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $2,452,312 and $155,104, respectively.

Total stock-based compensation expenses for the years ended December 31, 2010 and 2009 were $4,288,067 and $740,870, respectively that were recorded in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

12. FAIR VALUE MEASUREMENTS

The carrying amounts, at face value or cost plus accrued interest, of all financial instruments approximate their fair value because of the short maturity of these instruments.

13. LEASE COMMITMENTS

In 2010, in connection with the construction of a new 50,000-ton biodiesel production plant, the Group entered into a 15-year non-cancelable and renewable lease of land (land use right) for a term of 15 years.  The Group also has several non-cancelable operating leases, primarily for oil storage facilities and gas stations (see Note 6).

Minimum lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expenses of operating leases, including lease of gas stations, for the years ended December 31, 2010 and 2009 amounted to $3,541,407 and $2,076,771, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Years ending December 31:

2011	$257,576
2012	257,576
2013	227,273
2014	227,273
2015	227,273
Years thereafter, through 2024	1,143,939

Total minimum lease payments	$2,340,910

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years indicated:

	Years ended December 31,
	2010	2009
Numerator:
Net income attributable to China Integrated Energy Inc.	$53,819,001	$37,870,963

Shares (denominator):

Weighted average ordinary shares outstanding-basic	33,702,792	28,230,461
Plus: Weighted average incremental shares from assumed conversion of convertible preferred stock	6,256,605	6,836,687
Weighted average incremental shares from assumed exercise of warrants and options	2,240,397	1,187,827
Weighted average ordinary shares outstanding used in computing diluted earnings per ordinary share	42,199,794	36,254,975

Earnings per ordinary share-basic	1.60	1.34
Earnings per ordinary share-diluted	$1.28	$1.04

As of December 31, 2010, the Group had 2,902,000 warrants and options outstanding that were excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive. The Series A and Series B Convertible Preferred Stock are not participating securities.

15. SEGMENT REPORTING

The Group’s operating segments are business units that have different customer group.  Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Group’s chief operating decision maker in determining resource allocation and assessing performance.  The Group’s chief operating decision maker uses gross profit as a primary indicator of financial operating performance and as a measure of cash generating capability.

The Group has three reportable operating segments: (1) wholesale distribution of finished oil and heavy oil, (2) production and sale of biodiesel, and (3) operation of retail gas stations.  The wholesale distribution of finished oil and heavy oil segment sells a variety of oil products including gasoline, diesel, heavy oil and naphtha.  This segment purchases the oil products from local refineries and sells to regional distributors.  The production and sale of biodiesel segment produces biodiesel using non-edible seed oil, waste cooking oil and vegetable oil residual as raw materials.  This segment sells the finished biodiesel products to power plants and marine transportation companies.  The operation of retail gas stations segment sells gasoline and diesel to motor vehicle drivers at the Group’s gas stations.  There were no transactions between reporting segments during the years ended December 31, 2010 and 2009, respectively.

Segment information is as follows:

	Years ended December 31,
	2010	2009
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$195,864,501
Production and sale of biodiesel	74,916,830	55,794,525
Operation of retail gas stations	90,683,502	37,913,027
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,325,275
Production and sale of biodiesel	52,040,039	39,964,368
Operation of retail gas stations	78,820,697	32,811,696
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$20,539,226
Production and sale of biodiesel	22,876,791	15,830,157
Operation of retail gas stations	11,862,805	5,101,331
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,617,588	$111,795,742
Production and sale of biodiesel	58,380,686	16,407,300
Operation of retail gas stations	59,473,460	35,370,619
Total	$264,471,734	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$370,564
Production and sale of biodiesel	33,162,675	-
Operation of retail gas stations	15,579,183	-
Total	$48,903,054	$370,564

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

The following is a reconciliation of the Group’s gross profit to earnings before income tax:

	Years ended December 31,
	2010	2009
Gross profit	63,183,723	41,470,714
Unallocated head office expenses	8,938,859	3,976,121
Income from operations	54,244,864	37,494,593
Other (expenses) income	(199,062)	376,370
Earnings before income tax	54,045,802	37,870,963

16. ACQUISITION

On October 28, 2010, the Group acquired 100% equity interest in Chongqing Tianrun for cash consideration of approximately $16.5 million (the “Acquisition”).  Chongqing Tianrun is principally engaged in the manufacturing and sales of biodiesel products in Chongqing, the PRC.  The reason the Group acquired Chongqing Tianrun is to expand its production capacity and to leverage its distribution network.

The operating results of Chongqing Tianrun have been included in the consolidated financial statements since the Acquisition date on October 28, 2010.  The transaction costs of the Acquisition were not material, and have been recorded in selling, general and administrative expenses.

The following table summarizes the amounts of fair value of the assets acquired and liabilities assumed at the acquisition date:

	Fair value	Useful life
Cash	$619,970
Current assets	4,129,766
Property, plant and equipment
- Buildings	3,193,356	20 years
- Biodiesel processing equipment	5,251,727	10 years
- Office equipment	21,440	5 years
- Motor vehicles	48,569	5 years
Total property, plant and equipment	8,515,092
Land use right	5,045,589	50 years
Other long-term assets	18,814

Current liabilities	(4,392,000)
Deferred tax liabilities	(1,184,933)

Total identifiable net assets acquired	12,752,298

Goodwill	3,738,220

Consideration	$16,490,518

The goodwill of $3,738,220 arising from the Acquisition is mainly for the synergies and cost reduction expected to be achieved.  All of the goodwill is allocated to the production and sale of biodiesel segment and is not deductible for tax purpose.

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of January 1, 2010 and 2009.  The unaudited supplemental pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations actually would have been had it completed the Acquisition at the beginning of the period.  In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Acquisition.

	Years ended December 31,
	2010	2009
Revenues	$459,922,759	$300,837,680
Net income	57,789,271	39,587,527
Earnings per share attributable to China Integrated Energy, Inc.
Basic	$1.71	$1.40
Diluted	1.37	1.09

During the year ended December 31, 2010, Xi’an Baorun also acquired Shenmu for a total cash consideration of approximately $9.15 million.  Shenmu is engaged in the operation of a retail gas station located in Shenmu County, Shaanxi Province, the PRC.  After this acquisition, Shenmu became a wholly-owned subsidiary of Xi’an Baorun.  The acquisition of Shenmu was not significant to the Group.

17. SUBSEQUENT EVENTS

In January 2011, the Company entered into an agreement with certain institutional investors for a registered direct offering of 3,453,572 shares of the Company’s common stock with a par value of $0.0001 per share at a price of $7.00 per share and 2,185,716 warrants for an aggregate gross proceeds of $24.17 million.

On January 3, 2011, the Company announced that it has signed a non-binding letter of intent to acquire a chemical production plant located in Hainan Province, the PRC, for a total cash consideration of approximately $9 million, for the purpose of constructing a new 300,000 ton biodiesel production facility.  The acquisition is still under negotiation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Integrated Energy, Inc.

By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President

March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief Executive	March 16, 2011
Gao Xincheng	Officer and President (principal executive officer

/s/ Albert Pu	Chief Financial Officer (principal	March 16, 2011
Albert Pu	financial and accounting officer)

/s/ Li Gaihong	Executive Vice President, Financial Controller,	March 16, 2011
Li Gaihong	Director

/s/ Larry Goldman	Director	March 16, 2011
Larry Goldman

/s/ Wenbing Christopher Wang	Director	March 16, 2011
Wenbing Christopher Wang

/s/ Guo Junrong	Director	March 16, 2011
Guo Junrong

Exhibit Index
Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007 (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007 (2)
3.1	Certificate of Correction filed on July 24, 2007 (3)
3.1	Certificate of Amendment filed on June 11, 2007 (4)
3.1	Articles of Incorporation (5)
3.1	Certificate of Amendment to Articles of Incorporation (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007 (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws (5)
4.1	Form of Warrant (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
4.7	Form of Common Stock Purchase Warrant dated December 31, 2010 (18)
4.8	Form of Common Stock Purchase Warrant dated January 6, 2011 (19)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007 (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007 (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007 (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007 (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007 (7)
10.8	Power of Attorney of Gao Xincheng (8)
10.9	Power of Attorney of Gao Huiling (8)
10.10	Power of Attorney of Liu Yunlong (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng (8)
10.12	Nominee Letter between Redsky China and Gao Huiling (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 25, 2010 (16)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 25, 2010 (16)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008 (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008 (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008 (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008 (9)
10.20	Management Escrow Agreement, dated as of October 14, 2008 (9)
10.21	Form of Warrant Exercise Agreement (9)
10.22	Gas Station Lease Agreement, dated as of May 20, 2008 (10)
10.23*	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.24	Gas Station Leasing Business Contract, dated as of May 28, 2009 (12)
10.25	Gas Station Lease Agreement, dated as of February 1, 2007 (13)
10.26	Gas Station Lease Agreement, dated as of July 27, 2009 (13)
10.27	Land Lease Agreement, dated as of April 20, 2006 (13)
10.28	Oil Storage Service Agreement, effective as of January 1, 2009 (13)

Exhibit Number	Description

10.29	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.30	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)
10.31	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.32	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)
10.33	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.34	2003 Equity Incentive Program (6)
10.35	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.36	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.37	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009 (17)
10.38	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009 (17)
10.39	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010 (17)
10.40	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009 (17)
10.41	Securities Purchase Agreement dated as of December 28, 2010 (18)
10.42	Securities Purchase Agreement dated as of January 3, 2011 (19)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (7)
23.1+	Consent of Sherb & Co.
23.2+	Consent of KPMG
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

+ Filed herewith.
* Management Contract or Compensatory Arrangement
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009.
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2010.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2010.
(18)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2010.
(19)	Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.