Form 10-K/A
period 2010-12-31
China Integrated Energy, Inc.
filed 2011-06-30
CIK 1070045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

On May 2, 2011, we filed a Current Report on Form 8-K announcing that KPMG, our auditor for the fiscal year ended December 31, 2010, determined that its previously issued audit report dated March 16, 2011 related to our consolidated balance sheet as of December 31, 2010, and the related consolidated statement of income and comprehensive income, stockholder’s equity, and cash flows for the year then ended, and effectiveness of internal control over financial reporting as of December 31, 2010, should no longer be relied upon.  As a result of this determination, we have filed this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, removing the KPMG audit report and reflecting that our 2010 financial statements are unaudited.

In addition, our Annual Report on Form 10-K also included the audit report of our prior auditor, Sherb & Co., LLP (“Sherb”), dated March 30, 2010, with respect to our audited financial statements for the years ended December 31, 2009 and 2008.  Sherb has informed us that, as of the date hereof, nothing has come to Sherb’s attention that has led Sherb to believe that its previously issued audit reports should no longer be relied upon.  However, as of the date hereof, in order for Sherb to re-issue its prior audit report for inclusion in the this Amendment No. 1 to the Annual Report on Form 10-K, Sherb must perform certain procedures that include obtaining certain representations from the successor auditor.  Since at this time, we are still in the process of identifying a new auditor, Sherb is unable to complete its procedures and therefore cannot re-issue its prior audit report for inclusion in this Amendment No. 1 to the Annual Report on Form 10-K.  As a result of this determination, although Sherb has not withdrawn its previously issued audit report and has not determined that its prior audit report can no longer be relied upon, we have filed this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to also remove the Sherb audit report and reflect that our 2009 financial statements are unaudited.

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 amends the following Items: (i) Item 7 (Management’s Discussion of Analysis of Financial Condition and Results of Operations); (ii) Item 9A (Controls and Procedures); (iii) Item 15 (Exhibits and Financial Statement Schedules); and (iv) Consolidated Financial Statements.

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to March 16, 2011, the filing date of the original report, and no other changes have been made to the report.

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

Our unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our unaudited consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

	Years ended December 31,
	2010	2009
	(pro forma)	(pro forma)
	(unaudited)	(unaudited)
Net income before income taxes	$54,045,802	$37,870,963
Tax provision	(16,281,954)	(10,774,363)
Net income	37,763,848	27,096,600
Earnings per share - basic	1.12	0.96
Earnings per share - diluted	$0.89	$0.75

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$195,864,501
Production and sale of biodiesel	74,916,830	55,794,525
Operation of retail gas stations	90,683,502	37,913,027
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,325,275
Production and sale of biodiesel	52,040,039	39,964,368
Operation of retail gas stations	78,820,697	32,811,696
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$20,539,226
Production and sale of biodiesel	22,876,791	15,830,157
Operation of retail gas stations	11,862,805	5,101,331
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,617,588	$111,795,742
Production and sale of biodiesel	58,380,686	16,407,300
Operation of retail gas stations	59,473,460	35,370,619
Total	$264,471,734	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$370,564
Production and sale of biodiesel	33,162,675	-
Operation of retail gas stations	15,579,183	-
Total	$48,903,054	$370,564

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Years ended December 31,
	2010			2009
	(unaudited)			(unaudited)
	$	% of Sales		$	% of Sales
Sales	438,682,654	100.0%		289,572,053	100.0%
Cost of sales	375,498,931	85.6%		248,101,339	85.7%
Gross profit	63,183,723	14.4%		41,470,714	14.3%
Selling, general and administrative expenses	8,938,859	2.0%		3,976,121	1.4%
Income from operations	54,244,864	12.4%		37,494,593	12.9%
Other (expenses) / Income	(199,062)	(0.0	) %	376,370	0.1%
Earnings before income tax	54,045,802	12.3%		37,870,963	13.1%

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009.

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating Activities	$58,180,819	$4,360,998
Investing Activities	(48,903,054)	1,145,386
Financing Activities	16,463,432	33,748,099
Effect of foreign exchange rate changes on cash and cash equivalents	2,100,578	41,932
Cash and cash equivalents at beginning of year	62,415,443	23,119,028
Cash and cash equivalents at end of year	90,257,218	62,415,443

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, management re-evaluated the effectiveness of the Company’s internal control over financial reporting as a result of the withdrawal of the KPMG audit report and concluded that its internal control over financial reporting remained effective as of December 31, 2010.

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. In addition, management re-evaluated the effectiveness of the Company’s internal control over financial reporting as a result of the withdrawal of the KPMG audit report and concluded that its internal control over financial reporting remained effective as of December 31, 2010.

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

THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED, WHICH THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERTAIN, ARE UNAUDITED.

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

(c)           None

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

CHINA INTEGRATED ENERGY, INC.
AND SUBSIDIARIES

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$90,257,218	$62,415,443
Accounts receivable	6,329,446	3,099,587
Inventories	23,266,835	20,954,851
Prepayments to suppliers	39,648,018	34,544,100
Lease prepayments	3,787,878	2,835,097
Prepaid expenses and other current assets	3,280,433	7,541,991
Total current assets	166,569,828	131,391,069

Property, plant and equipment, net	34,590,509	7,561,907
Intangible asset, net	18,440,860	-
Land use right	12,609,242	-
Lease prepayments	28,523,075	24,620,685
Goodwill	3,738,220	-
Total assets	$264,471,734	$163,573,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$6,515,152	$4,395,025
Accounts payable	1,188,574	-
Income tax payable	320,183	-
Receipts in advance from customers	16,661,950	1,903,124
Accrued expenses and other payables	4,925,306	3,943,919
Total current liabilities	29,611,165	10,242,068
Deferred tax liabilities	4,422,813	-
Total liabilities	34,033,978	10,242,068
Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $9,890,000 as of December 31, 2010 and $10,000,000 as of December 31, 2009). Authorized 3,000,000 shares; issued and outstanding 989,000 shares as of December 31, 2010 and 1,000,000 shares as of December 31, 2009	989	1,000
Series B Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $5,860,886 as of December 31, 2010 and $7,722,498 as of December 31, 2009). Authorized 7,000,000 shares; issued and outstanding 1,605,753 shares as of December 31, 2010 and 2,115,753 shares as of December 31, 2009	1,605	2,115
Common stock, $.0001 par value. Authorized 79,000,000 shares; issued and outstanding 36,049,807 shares as of December 31, 2010 and 33,269,091 shares as of December 31, 2009	3,605	3,326
Additional paid-in capital	94,658,021	75,858,994
Statutory reserves	4,920,114	4,920,114
Retained earnings	120,891,625	67,072,624
Accumulated other comprehensive income	9,961,797	5,473,420
Total stockholders’ equity	230,437,756	153,331,593
Total liabilities and stockholders’ equity	$264,471,734	$163,573,661

See accompanying notes to unaudited consolidated financial statements.

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Sales	$438,682,654	$289,572,053

Cost of sales	375,498,931	248,101,339

Gross profit	63,183,723	41,470,714

Selling, general and administrative expenses	8,938,859	3,976,121

Income from operations	54,244,864	37,494,593

Other (expenses) income
Interest expense, net	(200,809)	(121,522)
Subsidy income	155,856	541,059
Other expense, net	(154,109)	(43,167)

Total other (expenses) income, net	(199,062)	376,370

Earnings before income tax expense	54,045,802	37,870,963

Income tax expense	226,801	-

Net income	53,819,001	37,870,963

Other comprehensive item:
Foreign currency translation adjustment, net of nil income tax	4,488,377	136,417

Total comprehensive income	$58,307,378	$38,007,380

Earnings per share:
Basic	$1.60	$1.34
Diluted	$1.28	$1.04

Weighted average shares:
Basic	33,702,792	28,230,461
Diluted	42,199,794	36,254,975

See accompanying notes to unaudited consolidated financial statements.

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

See accompanying notes to unaudited consolidated financial statements.

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,819,001	$37,870,963
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	241,031	155,866
Depreciation and amortization	1,638,069	1,145,538
Deferred tax benefit	(6,056)	-
Stock-based compensation	4,288,067	740,870
Change in operating assets and liabilities, net of acquisitions in 2010:
Accounts receivable	(2,508,895)	5,071,574
Inventories	1,716,004	1,341,491
Prepayments to suppliers	(3,652,584)	(16,564,092)
Lease prepayments	(7,191,595)	(19,449,270)
Prepaid expenses and other current assets	(1,171,155)	(3,242,271)
Receipts in advance from customers	13,544,572	(2,681,291)
Accrued expenses and other payables	(2,535,640)	(28,380)

Net cash provided by operating activities	58,180,819	4,360,998

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,835,522)	(370,564)
Proceeds from disposal of property, plant and equipment	-	1,515,950
Payment for land use right	(1,118,791)	-
Purchase of intangible assets	(2,854,075)	-
Payment for the acquisitions of subsidiaries, net of cash acquired of $619,970	(27,094,666)	-

Net cash (used in)/provided by investing activities	(48,903,054)	1,145,386

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	6,458,978	4,394,252
Repayment of bank loans	(4,506,264)	(2,249,638)
Restricted cash released	-	919,351
Proceeds from issuance of common stock and warrants, net of issuance cost	14,264,318	30,684,134
Proceeds from exercise of options	246,400	-

Net cash provided by financing activities	16,463,432	33,748,099

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,100,578	41,932

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,841,775	39,296,415

Cash and cash equivalents at beginning of year	62,415,443	23,119,028

Cash and cash equivalents at end of year	$90,257,218	$62,415,443

Supplemental cash flow information:
Cash paid for income tax	-	-
Cash paid for interest expense	270,258	121,522

Noncash investing and financing activities:
Payable for acquisition of a subsidiary	924,242	-
Payable for purchase of property, plant and equipment	955,561	-
Conversion of convertible preferred stock	521	350

See accompanying notes to unaudited consolidated financial statements.

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

3. INVENTORIES

Inventories at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Raw materials	$6,765,565	$4,903,601
Finished goods, including petroleum and diesel	16,501,270	16,051,250
	$23,266,835	$20,954,851

As of December 31, 2010 and 2009, certain finished goods of $3,544,776 and $3,048,424, respectively, were pledged as security for a short-term bank loan (See Note 7).

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Buildings	$4,308,304	$336,051
Biodiesel and gas station equipment	15,606,864	8,360,404
Office equipment	165,563	179,503
Motor vehicles	1,068,050	1,142,029
	21,148,781	10,017,987
Less: Accumulated depreciation	4,797,722	2,456,080
	16,351,059	7,561,907
Construction in progress	18,239,450	-
Total	$34,590,509	$7,561,907

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

5. INTANGIBLE ASSET

Intangible asset at December 31, 2010 represented three gas station operating permits purchased in 2010 as follows:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Gas station operating permits	18,713,422	-
Less: Accumulated amortization	272,562	-
	$18,440,860	$-

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

6. LEASE PREPAYMENTS

Lease prepayments mainly represented prepaid lease for retail gas stations, and analyzed as follows:

	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Prepaid lease for retail gas stations	$31,733,462	$27,019,942
Other lease prepayments	577,491	435,840
	32,310,953	27,455,782
Less: current portion amount to be expensed in one year	3,787,878	2,835,097
Non-current portion	$28,523,075	$24,620,685

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

The components of earnings (losses) before income taxes are as follows:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

PRC, excluding Hong Kong	$58,388,754	$38,772,404
U.S.	(4,288,271)	(873,566)
Hong Kong	(54,681)	(27,875)
Total	$54,045,802	$37,870,963

PRC income tax expense for each of the years ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Current tax expense	$232,857	$-
Deferred tax benefit	(6,056)	-
	$226,801	$-

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Computed expected tax expense (a)	$13,511,451	$9,467,740
Non-deductible expenses
Stock-based compensation	1,458,012	185,218
Other non-deductible expenses	1,679,645	1,077,302
Tax rate differentials	(381,296)	(9,574)
Tax holiday (b)	(16,055,153)	(10,774,363)
Non-PRC entity not subject to income tax	9,022	4,600
Change in valuation allowance	5,120	49,077
Income tax expense	$226,801	$-

(a)	The PRC tax rate has been used because the majority of the Group’s consolidated pre-tax earnings arise in the PRC.

(b)
Basic earnings per share effect of tax holiday for the years ended December 31, 2010 and 2009 were $0.48 and $0.38, respectively.  Diluted earnings per share effect of tax holiday for the years ended December 31, 2010 and 2009 were $0.38 and $0.30, respectively.

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Deferred tax assets
- Tax loss carryforwards	$315,939	$310,819
Total gross deferred tax assets	315,939	310,819

Less: valuation allowance	(315,939)	(310,819)
Net deferred tax assets	$-	$-

Deferred tax liabilities
- Property, plant and equipment	$(268,598)	-
- Intangible asset	(3,231,331)	-
- Land use right	(922,884)	-
Net deferred tax liabilities	$(4,422,813)	$-
Classification on consolidated balance sheets

Deferred tax liabilities – Non-current	$(4,422,813)	$-

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Years ending December 31:

2011	$257,576
2012	257,576
2013	227,273
2014	227,273
2015	227,273
Years thereafter, through 2024	1,143,939

Total minimum lease payments	$2,340,910

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years indicated:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Numerator:
Net income attributable to China Integrated Energy Inc.	$53,819,001	$37,870,963

Shares (denominator):

Weighted average ordinary shares outstanding-basic	33,702,792	28,230,461
Plus: Weighted average incremental shares from assumed conversion of convertible preferred stock	6,256,605	6,836,687
Weighted average incremental shares from assumed exercise of warrants and options	2,240,397	1,187,827
Weighted average ordinary shares outstanding used in computing diluted earnings per ordinary share	42,199,794	36,254,975

Earnings per ordinary share-basic	1.60	1.34
Earnings per ordinary share-diluted	$1.28	$1.04

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

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

Segment information is as follows:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$195,864,501
Production and sale of biodiesel	74,916,830	55,794,525
Operation of retail gas stations	90,683,502	37,913,027
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,325,275
Production and sale of biodiesel	52,040,039	39,964,368
Operation of retail gas stations	78,820,697	32,811,696
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$20,539,226
Production and sale of biodiesel	22,876,791	15,830,157
Operation of retail gas stations	11,862,805	5,101,331
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,617,588	$111,795,742
Production and sale of biodiesel	58,380,686	16,407,300
Operation of retail gas stations	59,473,460	35,370,619
Total	$264,471,734	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$370,564
Production and sale of biodiesel	33,162,675	-
Operation of retail gas stations	15,579,183	-
Total	$48,903,054	$370,564

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

The following is a reconciliation of the Group’s gross profit to earnings before income tax:

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Gross profit	63,183,723	41,470,714
Unallocated head office expenses	8,938,859	3,976,121
Income from operations	54,244,864	37,494,593
Other (expenses) income	(199,062)	376,370
Earnings before income tax	54,045,802	37,870,963

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues	$459,922,759	$300,837,680
Net income	57,789,271	39,587,527
Earnings per share attributable to China Integrated Energy, Inc.
Basic	$1.71	$1.40
Diluted	1.37	1.09

THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HERE AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2010 AND FOR THE YEARS THEN ENDED ARE UNAUDITED.

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

June 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief Executive	June 30, 2011
Gao Xincheng	Officer and President (principal executive officer

/s/ Chan Kok Wee	Chief Financial Officer (principal	June 30, 2011
Chan Kok Wee	financial and accounting officer)

/s/ Li Gaihong	Executive Vice President, Financial Controller,	June 30, 2011
Li Gaihong	Director

/s/ Steven Markscheid	Director	June 30, 2011
Steven Markscheid

/s/ Liren Wei	Director	June 30, 2011
Liren Wei

/s/ Guo Junrong	Director	June 30, 2011
Guo Junrong

Exhibit Index
Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007 (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007 (2)
3.1	Certificate of Correction filed on July 24, 2007 (3)
3.1	Certificate of Amendment filed on June 11, 2007 (4)
3.1	Articles of Incorporation (5)
3.1	Certificate of Amendment to Articles of Incorporation (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007 (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws (5)
4.1	Form of Warrant (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
4.7	Form of Common Stock Purchase Warrant dated December 31, 2010 (18)
4.8	Form of Common Stock Purchase Warrant dated January 6, 2011 (19)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007 (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007 (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007 (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007 (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007 (7)
10.8	Power of Attorney of Gao Xincheng (8)
10.9	Power of Attorney of Gao Huiling (8)
10.10	Power of Attorney of Liu Yunlong (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng (8)
10.12	Nominee Letter between Redsky China and Gao Huiling (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 25, 2010 (16)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 25, 2010 (16)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008 (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008 (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008 (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008 (9)
10.20	Management Escrow Agreement, dated as of October 14, 2008 (9)
10.21	Form of Warrant Exercise Agreement (9)
10.22	Gas Station Lease Agreement, dated as of May 20, 2008 (10)
10.23*	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.24	Gas Station Leasing Business Contract, dated as of May 28, 2009 (12)
10.25	Gas Station Lease Agreement, dated as of February 1, 2007 (13)
10.26	Gas Station Lease Agreement, dated as of July 27, 2009 (13)
10.27	Land Lease Agreement, dated as of April 20, 2006 (13)
10.28	Oil Storage Service Agreement, effective as of January 1, 2009 (13)

Exhibit Number	Description

10.29	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.30	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)
10.31	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.32	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)
10.33	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.34	2003 Equity Incentive Program (6)
10.35	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.36	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.37	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009 (17)
10.38	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009 (17)
10.39	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010 (17)
10.40	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009 (17)
10.41	Securities Purchase Agreement dated as of December 28, 2010 (18)
10.42	Securities Purchase Agreement dated as of January 3, 2011 (19)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (7)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

+ Filed herewith.
* Management Contract or Compensatory Arrangement
(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009.
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2010.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2010.
(18)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2010.
(19)	Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.