Form 10-K
period 2011-12-31
China Integrated Energy, Inc.
filed 2014-01-14
CIK 1070045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Integrated Energy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0854589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10F, Western International Square 2 Gaoxin Road Xi'an, Shaanxi Province, China	710075
Address of Principal Executive	(Zip Code)

Registrant’s telephone number, including area code: +86-29-8268-3920

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of 22,565,934 shares held by non-affiliates of the issuer, based on the last sale price $0.80 of the common stock, as reported on the Nasdaq Capital Market on June 30, 2011, was $18,052,747.

As of January 7, 2014, there were 44,503,379 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference : None

EXPLANATORY NOTE

This Annual Report on Form 10-K of the Company is solely for the year ended December 31, 2011 (the “Annual Report”) of the Company. The Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 2010, nor its interim quarterly financial statements during the year 2011 on Form 10-Q with the Securities and Exchange Commission (the “SEC”). The delay in the filing of the Annual Report for the year ended December 31, 2010 is due to the fact that the Company’s consolidated financial statements for the year ended December 31, 2009, which was audited by Sherb & Co., LLP (“Sherb”), will need to be re-audited as a result of Sherb’s being barred from practicing before the SEC .

For the convenience of the reader, the following items will have to be filed with the Securities and Exchange Commission::

•	Annual Report on Form 10-K for the year ended December 31, 2010 and 2012;

•	Form 10-Q for the Quarterly periods Ended March 31, 2011, 2012 and 2013;

•	Form 10-Q for the Quarterly periods Ended June 30, 2011, 2012 and 2013; and

•	Form 10-Q for the Quarterly periods Ended September 30, 2011, 2012 and 2013.

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

We operate two biodiesel production plants, one biodiesel production plant located in Tongchuan City, which has a 100,000 ton design capacity, but a 90,000 ton production capacity Shaanxi Province, and another 50,000-ton biodiesel plant in Chongqing City. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in Tongchuan City’s production plant. Our expertise in biodiesel production and established distribution network should allow the Chongqing biodiesel facility to achieve gross margins of approximately 30%. We are also constructing an additional 50,000-ton biodiesel production plant adjacent to the existing plant in Tongchuan City, Shaanxi Province. Due to a catalyst bottleneck that occurred in 2012, currently the new plant is not operational. We are working with a national chemical institute to replace the catalyst and/or find another solution so that we can continue operations at the new plant as soon as possible. We intend to deploy advanced second-generation production technology as a critical component of the new facility and estimate that we will be able to reduce production costs at the facility by approximately 20%.

We believe that we are one of the largest biodiesel producers in China measured by production capacity as of the end of 2011, and the only non-state-owned integrated biodiesel producer with a distribution license. We leverage our wholesale distribution channels to sell our biodiesel to our existing customers and to acquire new customers. We have been awarded four patents relating to the use of multiple feedstock interchangeably in first-generation biodiesel production. Our biodiesel feedstock includes non-edible seed oil, waste cooking oil and vegetable oil residue, most of which have limited alternative uses. Therefore, our biodiesel production is environmentally friendly and does not require valuable farmland to grow its feedstock. In addition to the feedstock used in our existing first-generation facility, the new second-generation facility will be able to utilize a diverse supply of raw materials, such as crop straw (including wheat straw, corn straw, cotton straw and weed), agricultural biomass waste (including tree branches and tree leaves), as well as other organic waste. This feedstock flexibility affords us better input cost controls. The second-generation biodiesel that will be produced at our new facility is expected to meet Europe IV fuel standards and can be mixed with both diesel and first-generation biodiesel at any ratio. Furthermore, the second-generation production technology is expected to allow us to recycle bio-residual and water used in the production process, meeting our environmental goals while delivering further cost reductions. Our biodiesel can be blended with regular petro-diesel and used by existing diesel engines with no change in engine performance.

During 2011, we also operated seven retail gas stations located in Xi’an City and other areas in Shaanxi Province.  Of the seven retail gas stations, we own three and lease four. The average annual sales volume of each gas station is approximately 8,000 tons, equivalent to approximately 2.7 million gallons. In 2010, we operated thirteen retail gas stations. During 2010, four gas station leases were cancelled by Shaanxi Highway Services Co., Ltd. as part of the government's effort to reduce the number of gas stations leased to third party operators. The other two leased gas stations were terminated due to the owner's decision to sell the gas station in connection with a project undertaken by the local government to widen the road. With our distribution license and stable finished oil supply, we generate more stable and higher margins from our sale of finished oil at the retail gas stations than from our wholesale distribution of finished oil and heavy oil business, since we sell directly to retail end customers. We plan to continue to expand our portfolio of retail gas stations through leasing or acquisitions. We are continuously looking for high-traffic locations within and outside of Xi’an City to add to our retail gas station portfolio. Due to fierce competition from Petrochina, SINOPEC and Shell in the gas station market, our gas station acquisition target will focus on secondary cities and cities at the county level.

We have experienced substantial growth in recent years. Our sales increased to $500.0 million for the year ended December 31, 2011 from $438.7 million in the same period of 2010, representing an increase of 14.0%. Our net income decreased to $28.7 million for the year ended December 31, 2011 from $53.8 million in the same period of 2010, representing a decrease of 46.7%.

Our Strengths

The following competitive strengths have been the foundation of our strong performance, and we expect that they will facilitate our future growth:

Vertically integrated business model

We are a leading non-state-owned integrated energy company in China. In 2011, we distributed 351,488 tons of finished oil and heavy oil products, which made us a leading wholesale distributor of finished oil and heavy oil products in Shaanxi Province. We have significant biodiesel production capacity and are the only non-state-owned integrated biodiesel producer with a distribution license in China. We began our retail gas station operations in early 2008 and operated seven retail gas stations by the end of 2011.

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

Secured access to abundant, diversified, and low-cost raw materials for biodiesel production

We have access to a stable and diversified source of biodiesel raw materials. In addition to non-edible seed oil, we also use waste cooking oil and vegetable oil residue as raw material for the first-generation biodiesel production. We were awarded four patents for biodiesel production processes that enable us to use multiple sources of raw materials interchangeably. Between 2006 and 2013, we filed the following 14 patent applications listed below with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the four applications for utility model patents and one invention patent, allowed the three invention patent applications to pass preliminary examination and accepted the other patent applications for review. We maintain a flexible procurement model in which we adjust the relative quantities of each type of raw material we purchase, depending on their respective purchase prices, to minimize our raw material costs. In 2011, non-edible seed oil, vegetable oil residue and waste cooking oil accounted for approximately 21.6%, 44.0% and 34.6% of our raw material costs relating to our first-generation biodiesel production in Tongchuan City, respectively.

We are strategically located in Shaanxi Province in the northwestern region of China, where the mountainous terrain and abundant sunlight are especially suitable for planting non-edible oil plants such as Chinese prickly ash, cornel and Chinese pistache. Shaanxi Province has one of the largest areas of cultivation of Chinese prickly ash in China. The local farmers in Shaanxi have planted 2,460,000 mu (equivalent to 405,000 acres) of Chinese prickly ash, and 6,800,000 mu (equivalent to 1,120,000 acres) of Chinese pistache to produce over 430,000 tons of biodiesel. The Shaanxi Provincial Government plans to permit additional forest lands to be used solely for the planting of non-edible oil plants. We currently have secured access to non-edible seed oil for production of approximately 22,000 tons of biodiesel. We believe the abundant supply of feedstock currently available, in addition to the non-edible oil plants the government plans to permit farmers to cultivate, is sufficient for our current needs and will be sufficient for our increasing demands for raw materials after we increase our production capacity as planned.

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

Early mover advantages

We were one of the first non-state-owned enterprises to engage in the wholesale distribution of finished oil and heavy oil products in Shaanxi Province. During the past 12 years, we have gradually built up our operational infrastructure, including extensive distribution channels, four oil storage depots, and convenient access to strategic railway lines. We have also obtained relevant licenses to conduct our wholesale distribution business, which has become increasingly more difficult for new entrants in our industry to obtain.

We believe that being an early mover in this industry has provided us the following advantages:

•	Sales network. We have sales offices in seven locations with 31 full-time salespersons covering 16 provinces and municipalities in China.

•	Storage capability. We currently use four oil storage depots with total capacity of 59,000 m 3. We own one of the oil storage depots, lease one oil storage depot and have the rights to use two oil storage depots through oil storage service agreements.

•	Access to railway lines. We benefit from convenient access to railway lines that we use to transport and distribute our oil products from Shaanxi Province to Yunnan Province, Guizhou Province and Sichuan Province. We believe that we are currently the only enterprise in Shaanxi Province that has such a capability.

•	Wholesale distribution license. In June 2000, we were granted a wholesale distribution license to distribute finished oil products by the State Economic and Trade Commission. We are now one of the only four non-state-owned distributors that are licensed to distribute both finished oil and heavy oil products in Shaanxi Province.

We believe that our wholesale distribution license and the operational infrastructure we have built help us to compete effectively and also form a barrier for any prospective new entrants into our industry.

Experienced management team with proven track record

We have an experienced management team led by Mr. Xincheng Gao, our chairman, chief executive officer and president. Mr. Gao has extensive experience in the research and marketing of oil products. In 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to process and distribute finished oil and heavy oil products. Prior to founding Xi’an Baorun Industrial, Mr. Gao worked in the Oil and Chemicals Department of Shaanxi Province and Zhongtian Oil and Chemical Group, responsible for research and development and marketing. With Mr. Gao’s vision and leadership, we have grown from a traditional distributor of finished and heavy oil products to a leading non-state-owned integrated energy company. Our sales have grown from $438.7 million in 2010 to $500.0 million in 2011, although due to net income has decreased from $53.8 million to $28.7 million over the same period.

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

Our Growth Strategies

Our key growth strategies include the following:

Continue to increase our biodiesel production capacity and improve control of the raw material supply

We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility to supplement the demand for petro-diesel. We commenced construction on that new facility in the fourth quarter of 2009. Due to a catalyst bottleneck that occurred in 2012, the plant is not currently operational. We are working with a national chemical institute to replace the catalyst and/or find another solution so that we can continue operations. We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in the Tongchuan City production plant, which has a 100,000 ton design capacity, but a 90,000 ton production capacity. Our expertise in biodiesel production and established distribution network should allow the Chongqing biodiesel facility to achieve gross margins of approximately 30%. We invested approximately $16.5 million in cash from cash on hand for the Chongqing biodiesel facility. We expect to benefit from the continued growth in overall energy consumption in China. We believe that we are one of the largest biodiesel producers in China based on production capacity at the end of 2011 and the only non-state-owned biodiesel producer with a distribution license. We continue to position ourselves as a leader in terms of capability, capacity and technology in this young biodiesel industry. Although we have secured abundant feedstock supply to support our current biodiesel production, we will continue to work with provincial and local agriculture administrations and environmental protection agencies for better cooperation and support for priority purchase of agricultural feedstock, waste cooking oil, and vegetable oil residue. We also will continue to work with leading universities and research institutes to develop alternative sources of feedstock to strengthen our supply chain and cost flexibility for biodiesel raw materials.

We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and seeking new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisitions that will quickly provide financial benefits to us. Our mid-term goal is establish a strong technological platform in biodiesel production and occupy more market share in the next few years.

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

Continue application process to obtain oil import/export license

In 2008, we submitted an application for an oil import/export license. By September 2013, we had obtained the pre-approval regarding the fuel oil import license from the foreign trade department of MOFCOM.

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

Business Segments

Wholesale Distribution of Finished Oil and Heavy Oil Products

Oil supply

We sell on a wholesale basis a variety of oil products including gasoline, diesel, heavy oil and naphtha. Gasoline and diesel represent the majority of oil products consumed in China. Automobiles are the most important driver of gasoline consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as fuel for ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Wholesale distribution of finished oil and heavy oil products accounted for approximately 71.9% of our total sales in 2011 and approximately 62.3% of our total sales in 2010.

Based on cost, we purchased approximately 43.7% of our gasoline and diesel oil products from our top five suppliers in 2011. During 2011, based on cost, we purchased approximately 13.0%  (compared to 20.3% in 2010) of our gasoline and diesel oil products from Shaanxi Yanchang Group, with whom we have had a strong relationship since establishing Xi’an Baorun Industrial, which included establishing supply and purchasing stations with three oil refineries that are owned by Shaanxi Yanchang Group in Shaanxi Province. While we depend on Shaanxi Yanchang Group for the majority of our gasoline and oil supply needs, we are actively seeking other sources of oil supply and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.

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

Customers

We currently sell our finished oil and heavy oil products to regional distributors in China that supply to industrial customers, retail service stations. We also provide finished oil products to our retail gas stations to directly sell to end users. We have adopted different terms for payment based upon the financial strength of the customer. For example, we have entered into agreements with PetroChina, SINOPEC, and other state-owned enterprises whereby we deliver products to agreed-upon locations and these customers agree to pay us after delivery. However, we require partial pre-payment in advance and cash on delivery from our customers that operate distributorships or own and operate private gas stations. These customers typically pay 10% to 15% of the total purchase price of the products to be delivered in advance, and when delivery takes place, they pay the remaining amounts owed. In 2011 and 2010, there was one customer that accounted for 20% or more of our sales. We did not experience any uncollectible accounts receivable or bad debt write-offs over the past three years.

 For the years ended December 31, 2010 and 2011, our top five customers purchased approximately $167.0 million and $201.1 million of our products, representing approximately 38.1% and 40.2% of our sales during the period, respectively. China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd., our largest customer, accounted for approximately 25.4% and 26.5% of our sales in 2010 and 2011, respectively.

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

In addition to SINOPEC and Petro China, we estimate that we have approximately ten major non-state-owned competitors in Shaanxi Province that also distribute finished oil products similar to ours, including Shaanxi Dongda Petro-Chemical Co., Ltd., Shaanxi Dayun Petrochemical Material Co., Ltd. and Baoji Huahai Industry Corp.

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

Production and Sale of Biodiesel

Production

In 2006, we built a 10,000 square meter biodiesel production facility with annual design capacity of 100,000 tons and production capacity of 90,000 tons. We commenced production at this facility in October 2007. The production of biodiesel is achieved through the effective performance of all equipment necessary for production. Initial production in 2008 required adjustments to equipment and a full debugging process. Our achievable utilization rate, after taking into account required periodic maintenance, is 90%. We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility in Tongchuan City to supplement the demand for petro-diesel. We began construction to increase capacity in the fourth quarter of 2009. Due to a catalyst bottleneck that occurred in 2012, this is not currently operational. We are working with a national chemical institute to replace the catalyst and/or find another solution to commence operations. We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., (“Chongqing Tianrun”) a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 90,000-ton production plant. Our expertise in biodiesel production and established distribution network may enable the Chongqing biodiesel facility to achieve gross margins of approximately 28% in 2011.

Raw Material Supply

Shaanxi Province is one of the largest cultivators of Chinese prickly ash, an oil plant, in China. Together, the local farmers in Shaanxi Province have planted approximately 2,460,000 mu (equivalent to 405,000 acres) of Chinese prickly ash, and 6,800,000 mu (equivalent to 1,120,000 acres) of Chinese pistache. Even though we could satisfy all of our current feedstock demands solely with Chinese prickly ash, we diversify our feedstock supply with other oil plants, waste cooking oil and vegetable oil residue, because the costs of these raw materials are lower than Chinese prickly ash. There is also significant acreage of wild oil plants that grow throughout Shaanxi Province. However, because the feedstock available from the local associations currently satisfies our supply demands, we do not rely on any supplies of wild oil plants for our production needs. We believe that the abundant supply of feedstock currently available in Shaanxi Province is sufficient for our current needs and will be sufficient for our expanded demands for raw material once we expand our biodiesel production facility or acquire a new facility.

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

We believe that we have the following advantages over our competitors in this market:

•	Stable supply of feedstock. We have a stable source of various types of feedstock for biodiesel production, such as Chinese pistache and Chinese prickly ash. Some local agricultural associations have agreed to first offer their feedstock to us. We have also entered into agreements with four Xi’an City EPA-designated waste cooking oil processing companies to secure needed waste cooking oil at favorable prices.

•	Production capacity. We estimate that the production output of biodiesel in China will be approximately 800,000 tons in 2010, based on the China Biodiesel Industry Investment Value Report 2008, China Venture. Gushan Environmental Energy and our company are currently the only two companies in China with annual production capacity of at least 100,000 tons. We are currently constructing a new 50,000 ton biodiesel production facility adjacent to our existing biodiesel production plant located in Tongchuan, Shaanxi Province, which has 10,000-ton design capacity and 90,000 ton production capacity. However, due to a catalyst bottleneck that occurred in 2012, the plant is not currently operational. We are working with a national chemical institute to replace the catalyst and/or find another solution to commence operations. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our Tongchuan City production plant. We have doubled our biodiesel design production capacity from 100,000 tons to 200,000 tons in 2011. Due to the International Horticultural Exposition (the "Expo") in Xi'an, the plants did not operate at full capacity in 2011.

•	Stable distribution channels. We have established sales networks and channels and strong industrial relationships with our customers. Under the Measures on the Administration of the Finished Oil Market, established by MOFCOM only companies that obtain a Finished Oil Wholesale Distribution License are permitted to distribute biodiesel on a wholesale basis. Because Xi’an Baorun Industrial has a Finished Oil Wholesale Distribution License, we are able to produce and distribute biodiesel on a wholesale basis while other biodiesel producers must rely on distributors that have obtained Finished Oil Wholesale Distribution Licenses to distribute their products. Since biodiesel and petro-diesel share the same market, we can distribute our biodiesel through our existing distribution channels to reduce costs.

Operation of Retail Gas Stations

We sell all grades of gasoline and diesel at our seven retail gas stations. Our customers include automobile, bus and truck drivers. Our competitors are other privately owned and state-owned gas stations. Our advantages are that (i) as a well-established finished oil distributor, we have a stable and sufficient oil supply to support our retail gas station operations at a higher margin; (ii) we sell blended diesel with a blending ratio of 15.0% of biodiesel and 85.0% of petro-diesel to end customers at the same price as petro-diesel, which provides us with additional profitability from our retail gas station operations, and (iii) we maintain competitive pricing to attract customers. We will seek to continue to expand our retail gas station portfolio. Recently Exxon/Mobil and Shell Corporation have partnered with state-owned petroleum companies and one of our petroleum suppliers to aggressively acquire and expand retail gas station market. As a result of intense completion in acquiring private owned gas stations, the cost of acquiring or leasing gas station has significantly escalated. Advanced lease payment for the entire lease term is often required and necessary to secure a long term lease of a gas station.

Other Business Information

Research and Development

We own four utility model patents and one invention patent, we also have submitted nine other patent applications, of which three applications have passed preliminary examination and six applications have been accepted for review. In practice, we propose the subject matter to be researched and pursuant to these agreements we entrust our research and development partners to perform the research and analysis and provide advanced technology services. We incurred insignificant amount in research and development expenditures for 2011 and 2010. We continue working with well-known universities and colleges and research centers to enhance current biodiesel production processes and develop next generation of biodiesel production technologies.

Intellectual Property

Our core technologies consist of: (i) one invention patents related to biodiesel production, and (ii) four utility model patents related to biodiesel production.

Between 2006 and 2013, we filed the following 14 patent applications listed below with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the first four applications for utility model patents and the fifth invention patent, allowed the next three invention patent applications to pass preliminary examination and accepted the other patent applications for review.

•	Application No. 200820221671.0 for a new gas-liquid distributor of material filling tower(Approved)

•	Application No. 200620137855.X for a new reaction vessel for preparing biodiesel and composite diesel(Approved)

•	Application No. 200620137854.5 for a new reaction equipment for preparing biodiesel(Approved)

•	Application No. 200820028705.4 for an anti-corrosion device for biodiesel esterification reaction(Approved)

•	Application No. 201110044616.5 for a biodiesel processing Method(Approved)

•	Application No. 201010294327.6 for a highly efficient synthesizing method and facility for high quality diesel (Preliminary Approved)

•	Application No. 201010294330.8 for a water gas transformation method and facility of high quality and efficiency (Preliminary Approved)

•	Application No. 201310128973.9 for a facility and method that employ high temperature alternating current arc to produce biomass synthesis gas (Preliminary Approved)

•	Application No. 200610152506.X for a new composite catalyst for preparing biodiesel(Accepted)

•	Application No. 200610152507.4 for a new technology for processing biodiesel with catalyst or splitting decomposition in liquid or gas face(Accepted)

•	Application No. 200610152508.9 for a biodiesel processing technique(Accepted)

•	Application No. 20081001784.8 for a new technique for producing biodiesel and its byproducts with molecular distillation(Accepted)

•	Application No. 200810017853.0 for a new technique for disposing biodiesel esterification reaction equipment with inert metal lead(Accepted)

•	Application No. 200810017849.4 for a new method for preparing biodiesel with supercritical technology(Accepted)

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

Environmental Matters

 We are subject to numerous foreign, environmental protection and health and safety laws governing, among other things, the generation, storage, use and transportation of hazardous materials; emissions or discharges of substances into the environment; and the health and safety of our employees. The cost of compliance with environmental laws, however, has not had, and based on current information and applicable laws, is not expected to have, a material adverse effect upon our capital expenditures, earnings or competitive position. All of our operations are in the Peoples Republic of China (“PRC”). We believe that we are in compliance with present environmental protection requirements in PRC in all material respects. Our production processes generate noise, waste water, gaseous wastes and other industrial wastes. We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our production process. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities in the PRC.

Employees

As of December 31, 2011, we had 373 full-time employees. Among them, 85 of our employees worked at our Xi’an headquarters; 82 at our biodiesel production facility in Chongqing City;83 at our biodiesel production facility in Tongchuan City; 45 at our oil storage depots and 78 at our retail gas stations. We believe we have good relationships with our employees.

Industry and Market Overview

China Oil Markets

Industry Overview

According to Oil & Gas Journal (OGJ), China holds 20.4 billion barrels of proven oil reserves as of January 2012, up over 4 billion barrels from three years ago and the highest in the Asia-Pacific region. Despite its abundant oil resources, the country faces a huge imbalance between oil supply and demand among its different regions. China’s major oilfields are mostly located in the northeastern and northwestern regions, which together supply nearly 50.0% but consume only 20.0% of China’s finished oil. While the northeastern and northwestern areas have a surplus of refined oil products, the eastern and south-central regions, where 60.0% of China’s finished oil products are consumed, are in shortage of finished oil products, and the southwest region relies on supplies from other parts of the country. As a result, transportation of finished oil products in China is characterized by the “North to South” and “West to East” patterns.

China produced an estimated 4.3 million barrels per day (bbl/d) of total oil liquids in 2011, of which 95 percent was crude oil. China's oil production is forecast to rise by about 170 thousand bbl/d to nearly 4.5 million bbl/d by the end of 2013. Over the longer term, EIA predicts a flatter incline for China's production, reaching 4.7 million bbl/d by 2035.

SINOPEC and PetroChina (CNPC) are the two dominant players in China's oil refining sector, accounting for 46 percent and 31 percent of the capacity, respectively. CNOOC is primarily engaged in the offshore exploration and production of crude oil and sells its products to refineries for downstream processing. SINOPEC and PetroChina are fully integrated energy companies engaged in exploration and production of crude oil and natural gas, refining of crude oil, and marketing and distribution of refined petroleum products. Most of the crude oil refined by SINOPEC and PetroChina is distributed and sold through their self-owned or franchised gas stations while the remainder is sold to third-party distributors to achieve greater sales coverage. Shaanxi Yanchang Group engages in the exploration and production of crude oil and natural gas and refining of crude oil. It relies on third-party distributors like us to market and distribute refined petroleum products.

Shaanxi Province, where our company is located, is in proximity to the Changqing oilfield, one of China’s largest oil and gas reserves, and to the southwestern region of China, where there is a significant shortage of finished oil products. The annual capacity of Changqing oilfield is about 22.6 million tons. Shaanxi Yanchang Group has built refineries for an aggregate annual capacity of approximately 14.0 million.

Increasing Shortage of Crude Oil in China and New Pricing Regime to Counter Refined Oil Shortage

Rapid economic development in China, since the year 2000, has resulted in increased energy demand. The demand for crude oil in China has exceeded the supply, which has caused China to become increasingly dependent on imported oil. According to the U.S. Energy Information Administration, China is the world's second largest oil consumer behind the United States, and the largest global energy consumer, according to the International Energy Agency (IEA). The country was a net oil exporter until the early 1990s and became the world's second largest net importer of oil in 2009. China's oil consumption growth accounted for half of the world's oil consumption growth in 2011.

China's oil consumption growth eased in 2011 from record high growth of 10 percent in 2010, reflecting the impact of the most recent global financial and economic downturn. However, the country still consumed an estimated 9.8 million bbl/d of oil in 2011, up 400 thousand bbl/d, or over 4 percent from 9.4 million bbl/d in 2010. In 2009, China became the second largest net oil importer in the world behind the United States, with net total oil imports reaching 5.5 million bbl/d in 2011. China's oil demand growth, particularly for petroleum products, hinges on several factors such as domestic economic growth and trade, power generation, transportation sector shifts, and refining capabilities. EIA forecasts that China's oil consumption will continue to grow during 2012 and 2013 at a moderate pace. Even so, the anticipated oil growth of over 0.8 million bbl/d between 2011 and 2013 would represent 64 percent of projected world oil demand growth during the 2-year forecast period.

In contrast, China’s oil production is forecast to remain relatively flat, increasing by just 0.15 million barrels per day, while the United States is expected to increase its domestic supply by 0.9 million barrels per day. Of course, that latter forecast assumes that the Department of Interior will lift its moratorium on offshore drilling and resume permitting for both onshore and offshore leases at a more normal pace.

For the past nine years, China’s refined oil market has been operating as a managed market-based system. China has kept retail prices of finished oil products fixed to protect consumers against rising costs while most Western countries have allowed prices to be set by market supply and demand. The fixed-price system often leads to fuel shortages as the profits of domestic oil refineries are squeezed when the cost of crude oil rises but the selling prices of refined oil products are fixed. Effective as of January 1, 2009, the NDRC implemented a new pricing regime for refined oil products, aimed to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner. Under this pricing regime, the domestic selling price of refined oil products are determined on the basis of the corresponding international crude oil prices and by taking into consideration the average domestic processing costs, taxes, selling expenses and an appropriate profit margin. There were eight pricing adjustments in 2009 and four pricing adjustments in 2010. NDRC implemented a new pricing regime to better reflect fluctuations in global oil prices effective as of March 26, 2013, the new system will shorten the current 22-day adjustment period to 10 days and remove the 4 percent limit, ushering in a more market-based mechanism that could better reflect production costs and energy shortages.

China’s Retail Gas Stations

With China’s rapid economic development, continuous improvement in transportation infrastructure and rapid increase in motor vehicle ownership, the number of gas stations in China has been increasing.

As China has gradually opened the retail market for finished oil and for wholesale crude oil since January 2005, the rapid development of private oil companies, foreign-funded enterprises, and second-tier stated-owned companies have formed a balance among state-owned companies, private companies, and foreign companies, which are the three strongest powers in the market.

As of the end of 2012, there were 96,313 gas stations in China, an increase of 875 or 0.9% over the previous year. Of those, 51,854 or 53.8% are state owned, 42,425 or 44.1% are privately owned, and 2,034 or 2.1% are foreign capital funded. Of the total, 9,840 or 10.2% were owned or franchised by PetroChina and 30,836 or 32.0% were owned or franchised by Sinopec.

As for the location of the 96,313 gas stations, 3.0% are located on highways, 32.6% are on the national and provincial roads, 26.6% are on county or village roads, 25.5% are in cities, 11.0% are in rural areas, and 1.2% are in water or other areas.

Source: Oil circulation industry analysis report for 2012

To further boost the industry consolidation for competitive resources, state-owned companies, such as Sinopec and PetroChina, accelerated their acquisition of gas stations. At the end of 2011, Sinopec had 30,121 gas stations, with owned and directly operated gas stations increasing by 10,000 since the year 2000. PetroChina had nearly 20,000 gas stations in 2011. The market for private gas stations may keep shrinking in future, driving the private station owners to focus on rural areas and county or village roads.

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

The government is preparing to push forward a pilot project in 150 to 200 cities during the Twelfth Five-year period to make better use or proper disposal of the kitchen waste. Experts called for policies to control the disposal of waste cooking oil and to supply the waste oil to biodiesel companies.

In August 2011, the government announced the first group of cities for the pilot project to make better use or proper disposal of the kitchen waste. Included were 33 cities and districts. The plans submitted by the pilot cities aim to: (a) create systems to optimize the process to collect, transport, dispose, and reuse kitchen waste; (b) adopt and apply solutions to dispose of the waste oils and fats, solid waste, and liquids together as a whole; and (c) explore fundamental solutions to achieve the proper disposal and reuse of the kitchen waste. On October 31, 2012, the list of the second group of cities, including 16 cities, for the pilot project was announced to make better use or proper disposal of kitchen waste.

With the government’s support and the market as guidance, the biodiesel industry in China is still likely to realize another rapid development during the Twelfth Five-year period (2011-2015).

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

NDRC implemented a new pricing regime to better reflect fluctuations in global oil prices effective as of March 26, 2013, the new system will shorten the current 22-day adjustment period to 10 days and remove the 4 percent limit, ushering in a more market-based mechanism that could better reflect production costs and energy shortages. Domestic prices will remain unchanged if price changes in international oil markets are less than 50 RMB per metric ton, according to the NDRC.

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

On May 29, 2007, the SAFE issued the Operating Procedures for the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles . This regulation clarifies some outstanding issues with respect to Circular 75, and adds various implementing rules. Specifically, it provides for seven schedules to be established by the SAFE in order to track registration requirements for offshore fundraising and roundtrip investments.

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

Our History and Corporate Structure

The following diagram illustrates our corporate structure.

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

During the year ended December 31, 2010, Xi’an Baorun acquired Chongqing Tianrun Energy Development Co., Ltd. (“Chongqing Tianrun”), XianyangJinzheng Oil Sales Co., Ltd. (“XianyangJinzheng”), Xinyuan Gas Station (“Xinyuan”) and ShenmuErlintuHongtu Oil Co., Ltd. (“Shenmu”) for a total cash consideration of approximately $16.5 million, $10.0 million, $4.5 million and $9.2 million, respectively.  After these acquisitions, Chongqing Tianrun, XianyangJinzheng, Xinyuan and Shenmu became wholly-owned subsidiaries of Xi’an Baorun.

Corporate Structure

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

Risks Related to Our Business

Competition from large international oil and gas companies to acquire retail gas stations has led to a significant increase in acquisition costs, which may cause us to slow our acquisition strategy for our retail gas station operating segment.

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

According to the purchase agreement to acquire the Shenmu gas station, the former owner is obligated to transfer to us the land use rights to two parcels of land on which the Shenmu gas station is located. As of December 31, 2011, we have obtained 2.891Mu land use rights certificates ,the transfer of the residual land use rights certificates is in process, but remains subject to the approval of relevant regulatory authorities. We cannot guarantee that such land use rights will be transferred to us in a timely manner. If the land use rights certificates are not transferred to us, our right to use the land could be challenged. If any such challenge is successful, it could impair our ability to continue to operate and develop the Shenmu gas station. Furthermore, we could be subject to the risk of potential disputes in connection with the land use rights. Such disputes, whether resolved in our favor or not, may divert management attention, harm our reputation or otherwise disrupt our business.

We rely on a limited number of third-party suppliers for our supply of finished oil and heavy oil products and the loss of any such supplier, particularly our largest supplier, could have a material adverse effect on our operations.

We are dependent upon our relationships with third parties for our supply of finished oil and heavy oil products. Our five largest suppliers provided 52.5% and 43.7% of the finished oil and heavy oil products we sold in the years ended December 31, 2010 and 2011, respectively, with our largest supplier providing approximately 20.3% and 13.0%, respectively, in such periods. Should any of these suppliers, and in particular our largest supplier, terminate their supply relationships with us, fail to perform their obligations as agreed, or enter into the finished oil or heavy oil products business in competition with us, we may be unable to procure sufficient amounts of finished oil and heavy oil products to fulfill our demand. If we are unable to obtain adequate quantities of finished oil and heavy oil products at economically viable prices, our customers could seek to purchase products from other suppliers, which could have a material adverse effect on our revenues.

We are highly dependent on the revenue contribution from our wholesale distribution of finished oil and heavy oil business segment. A reduction in sales from this segment would cause our revenues to decline and materially harm our business.

We currently derive a significant majority of our sales from our wholesale distribution of finished oil and heavy oil products business segment, which accounted for 62.3% and 71.9% of our total sales in the years ended December 31, 2010 and 2011, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our limited diversification could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have diversified their revenue sources.

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

Our customer base has been highly concentrated. Our top five customers accounted for approximately 40.21% and 38.1% of our sales for the years ended December 31, 2011 and 2010, respectively. Our largest customer China Petroleum and Chemical Corporation Chuanyu Trading Co., Ltd. accounted for approximately 26.51% and 25.5% of our sales, respectively, during such periods. Our customer base may change from year-to-year, and during such years that our customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition. See “Business — Business Segments — Wholesale Distribution of Finished Oil and Heavy Oil — Customers” for a description of our largest customers.

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

Our gross margin in the production and sale of biodiesel segment depends principally on the spread between feedstock and biodiesel prices for vegetable oil residue, waste cooking oil and non-edible oil seeds, which have historically been our principal feedstock and comprised approximately 90% of total cost of goods sold of our production and sale of biodiesel segment during the year ended December 31, 2011, do not necessarily have a direct price relationship to the price of biodiesel in a particular period. Prices for non-edible oil seeds, vegetable oil residue and waste cooking oil are principally influenced by general inflation, market and regulatory factors. Biodiesel prices, however, are primarily influenced by the guidance prices set by the NDRC and supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between production costs and product prices means that we may be unable to pass increased feedstock costs on to our customers. In the last two years, the prices of vegetable oil residue, waste cooking oil and non-edible oil seeds have fluctuated substantially due to increased demand in China resulting from its rapid economic development. Any decrease in the spread between biodiesel prices and feedstock prices, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial condition and results of operations.

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

To date, we have filed 14 patent applications with the State Intellectual Property Office of the PRC, or the SIPO. We were granted four utility model patent and one invention patent. The other eight patent applications have all been accepted by the SIPO, and four of them have passed the preliminary examination.

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

We have been named as a defendant in a securities class action and a shareholder derivative lawsuit, which could result in substantial damages and may divert management's time and attention from our business

We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit, and in a shareholder derivative lawsuit, each described in more detail in "Item 3. Legal Proceedings." These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to these lawsuits will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the litigation or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and stock price.

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

We conduct all of our business through our consolidated subsidiaries and affiliated companies incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including wholly foreign owned enterprises is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. As of December 31, 2011, our PRC subsidiaries had allocated RMB36.1 million ($4.9 million) to these reserves, consisting of general and statutory reserves. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 27 years (1986-2013), the rate of inflation in China has been as high as 28.4% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

We currently have warrants outstanding to purchase up to 5,130,131 shares and 5,704,059 shares as of December 31, 2010 and 2011, respectively of our common stock. The term of these warrants expire between August 2011 and 2013 and the exercise prices range from $3.00 to $10.00 per share. Exercise of the warrants may cause dilution in the equity interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. Over the past 12 months, the sales price of our common stock has fluctuated between $1.05 and $0.22. The following factors, many of which are beyond our control, may influence our stock price:

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

Mr. Xincheng Gao, our chairman, chief executive officer and president, through Redsky Group, which he controls, currently beneficially owns approximately 49.3% of our issued and outstanding common stock as of December 31, 2011. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Gao or Redsky Group, we could be prevented from entering into transactions that could be beneficial to us. Mr. Gao or Redsky Group may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

 We continue to evaluate the performance of all of our businesses and may sell businesses or product lines. For example, subsequent to 2011, our management has sold majority of our retail petrol station. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business, a significant portion of the business or product line.

We have disclosed a material weakness in our internal control over financial reporting relating to our ability to comply with timely disclosure requirements of the Securities Exchange Act of 1934, which has an adverse affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to the timely filing of financial information pursuant to the requirements of the Securities Exchange Act of 1934. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting processes and personnel before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the timely production and filing of financial information. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

   A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken and are underway to improve our internal controls in response to the identified material weakness related to certain aspects of preparing consolidated financial statements on a timely basis, and further action steps to strengthen controls have been taken, additional work continues to address and remediate the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

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

Item 1B.         Unresolved Staff Comments.

As a non-accelerated filer this disclosure is not required.

Item 2.           Properties.

We entered into a lease agreement with Northwest Fire-resistant Materials Factory in April 2006, which was amended in July 2008, pursuant to which we were have been granted the right to use a piece of land located in Tongchuan City, Shaanxi Province for building our biodiesel production facility. We pay an annual rent of RMB 700,000 which is paid in four installments each year during the term of the lease agreement. This agreement has a term of eight years ending in June 2016.

In addition, we entered into a lease agreement with Northwest Fire Resistant Materials Factory in January 2010, pursuant to which we were have been granted the right to use another piece of land located in Tongchuan City, Shaanxi Province to build an additional 50,000-ton biodiesel production facility. The lease has a term of 15 years, ending in January 2025. We pay an annual rent of RMB 800,000, the first 3 years of which have been paid in a lump-sum (i.e., RMB 2,400,000). The rent shall continue to be paid on an annual basis for the remaining term of the lease.

We believe our facilities are currently suitable and adequate for our current needs.

The following table summarizes, by business segment, the location of real properties leased and owned by us.

Business Segment	Use of Property	Address	Lease Term
Production and Sale of Biodiesel	Biodiesel production facility	Space within the Northwest Fire-resistant Materials Factory, Tongchuan City, Shaanxi Province, China	2006 – 2016
Production and Sale of Biodiesel	Biodiesel production facility	Space within the Northwest Fire-resistant Materials Factory, Tongchuan City, Shaanxi Province, China	2010 – 2025
Production and Sale of Biodiesel	Biodiesel production facility	Shita Village, Splendor Base, Longqiao County, Fuling District, Chongqing Municipal, China	Owned
Operation of Retail Gas Stations	Xinyuan Gas Station	Xinhua Village, Disai Town, Baqiao District, Xi’an, Shaanxi Province, China	Owned
Operation of Retail Gas Stations	Lantian Gas Station	Xihou Village, Hongqing Community, Baqiao District, Xi’an, Shaanxi Province, China	2009 – 2038
Operation of Retail Gas Stations	Jinzheng Gas Station	Southern section of Changhong Road, Qindu District, Xianyang, Shaanxi Province, China	Owned
Office Building	Office Building	No.2 Gao-Xin Road, Western International Square, Xi’an City, Shaanxi Province, China	Owned

Item 3.	Legal Proceedings.

Larry Brown, et al. v. China Integrated Energy, Inc. et al., (Consolidated Class Action), District Court for the Central District of California; Case No. CV-11-02559-MMM-PLAx: This is a shareholder consolidated class action initiated on March 25, 2011 against the Company, certain of its current and former officers and directors, and its former auditors alleging violations of the United States securities laws (including alleged misrepresentations as to the Company’s financial condition and the non-disclosure of related-party transactions in violation of sections 10b and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933 ). The Consolidated Class Action Complaint, filed on December 20, 2011, seeks the recovery of unspecified compensatory damages, as well as the costs of suit, primarily based upon short-seller analyst reports published in or about March 2011 (which reports prompted a thorough independent review by the Company’s audit committee). On February 22, 2012, the Company filed a motion to dismiss the action for failure to state a legally viable claim. By Order dated April 2, 2012, the Court denied the Company’s motion to dismiss. Thereafter, the proceeding has entered into the discovery phase, and on August 15, 2013, plaintiff filed a motion for class certification. Discovery as to issues related to class certification is ongoing, and the defendants’ opposition to plaintiff’s motion is currently scheduled to be filed on or before February 17, 2014. The Company intends to vigorously defend the claims. As of this date, and given the ongoing and early stages of discovery in the action, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

In re China Integrated Energy, Inc. Stockholder Litigation, (Consolidated) Delaware Court of Chancery, C.A. No. 6625-VCL: Initiated by three separate shareholder actions filed on June 30, 2011, July 7, 2011 and May 2, 2012 following a number of short-seller analyst reports, this is a consolidated derivative action brought on behalf of the Company against current and former officers and directors of the Company alleging that certain officers and directors made misrepresentations concerning the Company’s financial condition; entered into transactions that were not authorized by the Board of Directors; and/or otherwise breached their fiduciary duties. The shareholders asserted an independent claim against the Company, seeking to compel an annual meeting of the shareholders pursuant to section 8 of the Delaware Corporate Law. Each of the Company’s current and former officers and directors filed motions to dismiss the claims asserted against them, and intend to vigorously defend the claims asserted against them. Prior to the resolution of the pending motions, in March 2013, the parties stipulated to stay further litigation of the claims pending the resolution of a class action litigation initiated in California (described below). By further stipulation, the shareholder plaintiffs and the Company agreed upon conditions for the scheduling and occurrence of a shareholder meeting, and by amended order of the court dated October 7, 2013, the Company has been directed to hold such a meeting on or before December 31, 2013. The meeting was held on December 20, 2013.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on the Nasdaq Capital Market, under the ticker symbol “CBEH” from June 26, 2009 until April 20, 2011. Between April 21, 2011 and June 14, 2011, trading was halted on NASDAQ. Since June 15, 2011 our common stock has been quoted on the Pink Sheets.

The following table shows the high and low closing sales price for our common stock reported by the NASDAQ from January 1, 2010 until April 20, 2011, and the high and low bid prices reported on the Pink Sheets from June 15 2011 through December 31, 2011. The Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ending:	High	Low

Fiscal Year 2011
First Quarter	$7.47	$2.55
Second Quarter (April 1 – April 20)	$2.39	$1.84
Second Quarter (June 15 – June 30)	$0.99	$0.68
Third Quarter	$1.10	$0.60
Fourth Quarter	$0.61	$0.32

Fiscal Year 2010
First Quarter	$10.60	$6.78
Second Quarter	$12.12	$7.60
Third Quarter	$9.52	$6.07
Fourth Quarter	$9.93	$6.45

Holders of Record

As of January 7, 2014, there were 237 holders of record of our common stock. This number does not include beneficial holders of our common stock, who hold their shares in accounts through brokers or banks.

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

Recent Sales of Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K or in a Quarterly Report on Form 10-Q.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our Equity Compensation Plans.

Purchases of Equity Securities by the Company

None.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. We derived the selected financial data from our financial statements for those periods. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009*	December 31, 2008*	December 31, 2007*
Income Statement Data :

Sales	$500,003,992	$438,682,654	$289,572,053	$216,506,969	$87,104,187
Cost of sales	434,876,256	375,498,931	248,101,339	185,858,502	77,006,690
Gross profit	65,127,736	63,183,723	41,470,714	30,648,467	10,097,497
Selling, general and administrative expenses	25,585,132	8,938,859	3,976,121	1,997,818	1,686,760
Income from operations	39,542,604	54,244,864	37,494,593	28,650,649	8,410,737
Other (expenses) / Income	(1,422,740)	(199,062)	376,370	(9,926,282)	168,828
Earnings before income tax	$38,119,864	$54,045,802	$37,870,963	$18,724,367	$8,579,565
Earnings per share:
Basic	$0.66	$1.60	$1.34	$0.69	$0.21
Diluted	$0.60	$1.28	$1.04	$0.54	$0.21

Balance Sheet Data:

Cash and cash equivalents	$146,135,469	$90,257,218	$62,415,443	$23,119,028	$1,382,371
Goodwill	3,961,899	3,778,151	-	-	-
Total assets	318,494,576	267,359,170	163,573,661	94,694,417	43,705,548
Loans payable - Non-current	-	-	-	-	33,655
Deferred tax liabilities	5,293,602	5,158,699	-	-	-
Total liabilities	18,701,152	34,769,864	10,242,068	10,795,208	5,509,911
Total stockholders’ equity	$299,793,424	$232,589,306	$153,331,593	$83,899,209	$38,195,637

* Years ended December 31, 2009, 2008 and 2007 are unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate four oil depots located in Xi’an, Shaanxi Province, access to a 2.65 kilometer special transportation rail track, one 100,000 ton biodiesel production plant located in Tongchuan, Shaanxi Province that has designed capacity of 100,000 tons and production capacity of 90,000 tons and one 50,000 ton biodiesel production plant located in Chongqing, China. Our major market is China. Currently, our products are sold in 16 provinces and municipalities of China covering Shaanxi Province, Henan Province, Hebei Province, Shandong Province, Shanxi Province, Hunan Province, Hubei Province, Sichuan Province, Guizhou Province, Yunnan Province, Fujian Province, Xinjiang Province, Beijing, Guangxi Province, Gansu Province and Ningxia Hui Autonomous Region.

Fluctuations in Fuel Prices During 2011

The retail prices of gasoline and diesel, or finished oil sold in the PRC, are subject to the government guiding ceiling price. In order to link domestic oil prices more closely to changes in the global crude oil prices in a controlled manner, the Administrative Measures on Oil Prices promulgated by the National Development and Reform Commission (“NDRC”) in the PRC on May 7, 2009 stipulates that the NDRC will adjust domestic finished oil prices when the international market price for crude oil changes more than 4.0% over 22 consecutive working days.  The NDRC adjusts domestic finished oil prices by modifying the retail price cap for gasoline and diesel in all provinces and such adjustment has upstream pricing effect over wholesale of finished oil and also tends to limit the market price of biodiesel. Details of the price adjustments during 2011 are as follows:

On February 19, 2011, the NDRC increased the price cap for gasoline and diesel from $1,250 to $1,134 and from $1,171 to $1,058, respectively, from the previous price adjustment on December 22, 2010. On April 6, 2011, the price cap was increased by $77 per ton or 6.2% and $62 per ton or 5.5%, respectively, followed by a decrease of $46 per ton or 3.5% and $46 per ton or 3.9%, respectively on October 9, 2011.

The above increase and decrease in price cap reflect the fluctuation of global crude oil prices. As a result, the average sales price of our gasoline and diesel increased from $813 per ton in 2010 to $1,018 per ton in 2011, representing a 25.2% increase.

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

We also plan to expand our current biodiesel production capacity. We are currently constructing a new 50,000 ton biodiesel production facility adjacent to our existing biodiesel production plant located in Tongchuan, Shaanxi Province, as at December 31 2011, all the equipments of the new 50,000 ton biodiesel production facility were in installation and try run test. Due to the catalyst bottleneck occurred in 2012, the plant is not in operation up to the reporting date. We are working with national chemical institute to replace catalyst and or find other solution to start operations. We are currently consulting with professors to find solution and we are confident to get it resolved soon. We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and to seek new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

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

For 2010 and 2011, our five largest customers represented 38.1% and 40.2% of our total sales, respectively. Our largest customer in 2010 and 2011, Sinopec, accounted for 25.4% and 26.5% of our total sales, respectively.

Public Equity Financing

On January 3, 2011, the Company entered into a securities purchase agreement with certain investors in a registered direct offering of an aggregate of 3,453,572 shares of the Company’s common stock with a par value of $0.0001 per share and 3,453,572 warrants to purchase 1,726,786 shares.  The total gross proceeds received were $24,175,004.  Underwriting commissions, legal fees and offering expenses were $1,271,152 and were recorded as a reduction of additional paid-in-capital.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP.

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

The following are considered to be the Company’s critical accounting policies and estimates:

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Group reviews its allowance for doubtful accounts monthly.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Individual credit evaluations are performed on all customers requiring credit.  These evaluations focus on the customer’s past history of making payments when due and current ability to pay, and take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.  Based on historical collections, there was no allowance for doubtful accounts as of December 31, 2010,the Company increased the allowance for doubtful accounts in the amount of $817,437 for the year ended December 31, 2011. The financial condition of one customer that the Company have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, so additional allowances were required. As of December 31, 2011 and 2010, $817.437 and $-0- allowance for doubtful accounts has been provided, respectively

Inventories

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

Costs incurred during the construction and installation of the assets are initially capitalized as construction in progress and transferred into property, plant and equipment when the assets are ready for their intended use, at which time depreciation commences.  No depreciation charge is provided in respect of construction in progress.  There have been no changes to the estimated useful lives and residual values during each of the two years ended December 31, 2011.

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

Xi’an Baorun Industrial has obtained corporate income tax exemption for the period from January 1, 2005 to December 31, 2010. Currently, the PRC is in a period of growth and is openly promoting business development in clean energy and advanced and new technology areas. Tax holiday is one of the many methods used to promote such business development. In accordance with the relevant tax laws in the PRC, the Company is entitled to 15% tax rate due to the ‘Hi-Tech Enterprise Tax Preference'.

Had the above tax holiday for corporate income tax not been in effect, we estimate that the pro forma financial impact would be as follows:

	Years ended December 31,
	2011	2010
	(pro forma)	(pro forma)
Net income before income taxes	$38,119,864	$54,045,802
Tax provision	(15,044,790)	(16,281,954)
Net income	23,075,074	37,763,848
Earnings per share - basic	0.53	1.12
Earnings per share - diluted	$0.48	$0.89

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  Further, the Company’s distribution from its PRC subsidiary and the consolidated variable interest entity are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to the Group’s policy of reinvested permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiary and consolidated variable interest entity’s undistributed earnings of $172,790,000 and $141,357,000 as of December 31, 2011 and 2010, respectively.

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

During the year ended December 31, 2010, Xi’an Baorun acquired Chongqing Tianrun Energy Development Co., Ltd. (“Chongqing Tianrun”), XianyangJinzheng Oil Sales Co., Ltd. (“XianyangJinzheng”), Xinyuan Gas Station (“Xinyuan”) and ShenmuErlintuHongtu Oil Co., Ltd. (“Shenmu”) for a total cash consideration of approximately $16.5 million, $10.0 million, $4.5 million and $9.2 million, respectively.  After these acquisitions, Chongqing Tianrun, XianyangJinzheng, Xinyuan and Shenmu became wholly-owned subsidiaries of Xi’an Baorun (See Note 18).

Total assets and total liabilities of Xi’an Baorun as of December 31, 2011 in the amount of $317,720,003 and $18,699,863, and sales and net income of Xi’an Baorun for the year ended December 31, 2011 in the amount of $500,003,992 and $31,433,343, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2011.

Total assets and total liabilities of Xi’an Baorun as of December 31, 2010 in the amount of $251,591,718 and $34,759,490, and sales and net income of Xi’an Baorun for the year ended December 31, 2010 in the amount of $438,682,654 and $58,182,434, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

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

Stock option activity during the period indicated is as follows:

		Weighted	Weighted average
		average	remaining
	Number	exercise prices	contractual term	Aggregate
	of options	per share	in years	intrinsic value

Balance at December 31, 2008	40,000	$4.00	9.88
Granted	20,000	7.09
Balance at December 31, 2009	60,000	$5.03	7.91
Granted	2,912,000	7.09
Exercised	35,000	7.04
Forfeited	25,000	7.04
Balance at December 31, 2010	2,912,000	$7.05	5.18	$925,680
Exercisable at December 31, 2010	468,550	$6.82	5.51	$247,375
Granted	780,000	1.84
Exercised	-	-
Forfeited	638,500	7.04
Balance at December 31, 2011	3,053,500	$5.75	3.61	$-
Exercisable at December 31, 2011	3,053,500	$5.71	4.70	$-

As of December 31, 2011, there was $7,646,261of total unrecognized compensation cost related to non-vested stock options.  That cost is expected to be recognized over a weighted average period of 2.51 years.

 Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2011 and 2010 is as follows:

	Options granted in 2011	Options granted in 2010

Expected dividend yield	Nil	Nil
Expected volatility	73.26~73.33%	76.93~87.99%
Risk-free interest rate	0.83~3.07%	0.08~3.36%
Expected term	3~10 years	5~10 years
Fair value of underlying common stock (per share)	$1.84	$6.75~8.98

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
Sales
Wholesale distribution of finished oil and heavy oil	$359,644,889	$273,082,322
Production and sale of biodiesel	59,892,918	74,916,830
Operation of retail gas stations	80,466,185	90,683,502
Total	$500,003,992	$438,682,654

Cost of sales
Wholesale distribution of finished oil and heavy oil	$321,391,843	$244,638,195
Production and sale of biodiesel	42,796,850	52,040,039
Operation of retail gas stations	70,687,563	78,820,697
Total	$434,876,256	$375,498,931

Gross profit
Wholesale distribution of finished oil and heavy oil	$38,253,047	$28,444,127
Production and sale of biodiesel	17,096,067	22,876,791
Operation of retail gas stations	9,778,622	11,862,805
Total	$65,127,736	$63,183,723

Total assets
Wholesale distribution of finished oil and heavy oil	$223,287,431	$146,648,200
Production and sale of biodiesel	57,681,770	59,126,210
Operation of retail gas stations	37,525,375	61,584,760
Total	$318,494,576	$267,359,170

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$6,595,588	$161,196
Production and sale of biodiesel	1,423,466	27,530,335
Operation of retail gas stations	-	15,579,183
Total	$8,019,055	$43,270,714

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$360,879	$230,910
Production and sale of biodiesel	1,475,749	991,015
Operation of retail gas stations	798,885	416,144
Total	$2,635,513	$1,638,069

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Years ended December 31,
	2011		2010
	$	% of Sales	$	% of Sales
Sales	500,003,992	100.0%	438,682,654	100.0%
Cost of sales	434,876,256	87.0%	375,498,931	85.6%
Gross profit	65,127,736	13.0%	63,183,723	14.4%
Selling, general and administrative expenses	25,585,132	5.1%	8,938,859	2.0%
Income from operations	39,542,604	7.9%	54,244,864	12.4%
Other (expenses) / Income	(1,422,740)	(0.3)%	(199,062)	(0.0)%
Earnings before income tax	38,119,864	7.6%	54,045,802	12.3%

Sales. Net sales for the year ended December 31, 2011 were approximately $500.0 million compared to $438.7 million for the year ended December 31, 2010, an increase of $61.3 million, or 14.0%. The increase was mainly attributable to the growth in wholesale. For the year ended December 31, 2011, sales from wholesale distribution of finished oil and heavy oil products was $359.6 million compared to $273.1 million for the year ended December 31, 2010, an increase of $86.5 million or 31.7%. The sales volume of wholesale distribution of finished oil and heavy oil products from 335,900 tons to 353,191 increased by 205 tons, or 5% from the year ended December 31, 2010. The weighted average price increased by 25.1% from the year ended December 31, 2010. For the year ended December 31, 2011, sales from our retail gas station segment was $80.5 million, compared to $90.7 million for the year ended December 31, 2010, a decrease of $10.2 million or 11.3% as a result of the decrease in the number of fully operational gas stations from 13 in 2010 to 7 in 2011.  4 of gas station were ceased to lease in May, 2011 and the other two were ceased to lease in August, 2011. For the year ended December 31, 2011, sales from production and sales of biodiesel were $59.9 million compared to $74.9 million for the year ended December 31, 2010, a decrease of $15.0 million or 11.3% primarily resulted from the limited hours of production of our Tongchuan facilities during the International Horticultural Exposition (the "Expo") in Xi'an. The government restrictions on chemical and oil production during the "Expo" in Xi'an, which began in April 2011, the normal production schedules was resumed after the end of the Expo in November 2011. The sales volume of biodiesel decreased from 88,671 tons to 59,797, decreased by 28,874 tons or 32.6% from the year ended December 31, 2010. The weighted average price increased by 18.6% from the year ended December 31, 2010.

Cost of sales. Cost of sales for the year ended December 31, 2011 was approximately $434.9 million compared to $375.5 million for the year ended December 31, 2010, an increase of $59.4 million, or 15.8%.  The increase in cost of sales was attributable to and in line with an increase in sales activities during the year of 2011. Cost of sales as a percentage of sales was approximately 87.0% for the year of 2011, compared to 85.6% for the year ended December 31, 2010. For wholesale distribution of finished oil and heavy oil products, cost of goods sold as a percentage of sales for the years ended December 31, 2011 and 2010 were 89.4% and 89.6%, respectively. For production and sale of biodiesel, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2010 were 71.5% and 69.5%, respectively. Such increase was attributable to the loss the scale of economics in production 2011, the production volume decreased in 2011. For our retail gas station operation, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2010 were 87.8% and 86.9%, respectively. Such increase was attributable to the increase of depreciation and lease expenses of our retail gas stations in 2011.

Gross profit. Gross profit was approximately $65.1 million for the year ended December 31, 2011 as compared to approximately $63.2 million for the year ended December 31, 2010, representing gross margins of approximately 13.0% and 14.4%, respectively.  For the year ended December 31, 2010, the gross profit margin of wholesale distribution of finished oil and heavy oil products was 10.6%, production and sale of biodiesel was 28.5%, and operation of retail stations was 12.2%, as compared to 10.4%, 30.5%, and 13.1%, respectively, for the year ended December 31, 2010.  The decrease in gross margin of biodiesel was attributed to loss the scale of economics in production 2011, the production volume decreased in 2011. The decrease in the gross margin of operation of retail station was attributed to the highly depreciation for leased gas stations. Six gas stations with cheaper lease fee ceased to lease during the year. The margin for wholesale distribution of finished oil and heavy oil products was quite stable as the pricing adjustments by the NDRC affect both our selling price and our purchase price.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2011 were approximately $25.6 million compared to $8.9 million for the year ended December 31, 2010, an increase of $16.7 million or 186.2%. This increase mainly consisted of the following: 1) high legal and other fee related to the independent investigation, amounted 4.8 million. 2) $1.5 million increase in bad debt provision& $10.5 million impairment for gas station 3) $0.3 million increase in directors, officers and corporate liability insurance fee. Total operating expenses as a percentage of sales was 5.1% and 2.0% for the years ended December 31, 2011 and 2010, respectively. We expect to have an increase in other general and administrative expenses in future reporting periods, as our business expands and more legal and other fee need to pay to the independent investigation in 2012.

Income from operations. Income from operations for the year ended December 31, 2011 was $39.5 million compared to $54.2 million for the year ended December 31, 2010. Income from operations as a percentage of sales for the years ended December 31, 2011 and 2010 were 7.9% and 12.4%, respectively. The decrease as a percentage of sales was primarily attributable to the increase of Selling, general and administrative expenses.

Other (expenses) / income. Other income mainly consisted of governmental subsidies received in respect of our biodiesel production. For the year ended December 31, 2011, we received a $0.09 million government subsidy, compared to the receipt of a $0.16 million government subsidy for the year ended December 31, 2010. Other expenses mainly consisted of loss from disposal of fixed assets, interest expenses and bank service charges. For the year ended December 31, 2011, we disposed fixed assets for Chongqing plant amounted $0.99 million.

Earnings before income tax. The net income for the year ended December 31, 2011 was $38.1 million compared to $54.0 million for the year ended December 31, 2010, a decrease of $15.9 million or 29.5%.  Our net margin decreased from 12.3% for the year ended December 31, 2010 to 9.9% for the year ended December 31, 2011 primarily due to the increase of Selling, general and administrative expenses..

Income tax expense. Income tax expense was $9.4 million for 2011, as compared to $0.2 million for 2010, a increase of $9.2 million. The increase in income tax expense was attributable toXi’an Baorun was exempt from income tax for the period from January 1, 2005 to December 31, 2010, there is no tax exempt for 2011, the tax rate for 2011 is 15%.

Net income. As a result of the foregoing, our net income was $28.7 million, or $0.66 per share (basic) and $0.60 per share (diluted), for 2011, as compared with $53.8 million, or $1.60 per share (basic) and $1.28 per share (diluted), for 2010, a decrease of $25.1 million or 46.7%.

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $13.0 million for 2011, as compared to $6.6 million for 2010. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2011 of $41.7 million, compared to $60.5 million for 2010.

Liquidity, Capital Resources and Financial Position

We have historically met the majority of our working capital and other capital requirements principally from cash generated from operations and net proceeds from our offerings.

Our working capital at December 31, 2011 increased by $83.9 million to $220.9 million from $137.0 million at December 31, 2010. The increase in working capital by 61.3% from the year ended December 31, 2010 primarily resulted from the registered direct offering in January 2011, which generated $23.0 million in net proceeds and the increase in receipts of sales proceeds during the fourth quarter in a result of the increase in sales. Further accounts payable balance in 2011 is zero in comparison with 2010.

As of December 31, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $146.1 million and $90.3 million, respectively.

The ratio of current assets to current liabilities was 17.5-to-1 at December 31, 2011, compared to 5.6-to-1at December 31, 2010. The increase in the current ratio as of December 31, 2011 was primarily related to an increase in cash and cash equivalents.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010
Net cash provided by (used in):
Operating Activities	$30,841,813	$47,841,717
Investing Activities	(8,019,055)	(43,270,714)
Financing Activities	20,043,032	16,630,845
Effect of foreign exchange rate changes on cash and cash equivalents	13,012,461	6,639,927
Cash and cash equivalents at beginning of year	90,257,218	62,415,443
Cash and cash equivalents at end of year	146,135,469	90,257,218

For the year ended December 31, 2011, net cash provided by operating activities decreased by $17 million to $30.8 million from $47.8 million for the year ended December 31, 2010. The decrease in cash provided by operating activities was primarily attributable to the increase of profitably of the Company by $25.1 million with decrease of income from $11.8 million non-cash expense for the bad debt provision and impairment loss.

For the year ended December 31, 2011, net cash used in investing activities decreased by $35.3 million to $8 million from $43.3 million cash provided at December 31, 2010 and was primarily attributable to the increase in acquisitions and construction in 2010. In 2010, the Group paid $15.9 million, $3.0 million and $8.2 million, net of cash acquired, to acquire 100% equity interests in Chongqing Tianrun, Jinzheng and Shenmu, respectively, approximately $4.4 million to purchase Xinyuan gas station and approximately $17.3 million to purchase the equipment for construction of a new 50,000 ton biodiesel production facility adjacent to the existing plant in Tongchuan, Shaanxi Province. There is no acquisitions occurred in 2011. The net cash used in investing activities in 2011 mainly represents the new office purchased.

For the year ended December 31, 2011, net cash provided by financing activities increased by $3.44 million to $20.04 million from $16. 6million at December 31, 2010 and was primarily attributable to a $8.7 million increase in net proceeds from the issuance of common stock and warrants and a $2.8 million decrease in commercial bank loan financing.

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

Off-Balance Sheet Arrangements

Except for the operating lease commitments disclosed in Note 15 to the financial statements, we do not have any off-balance sheet commitments or arrangements, including financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations and Commitments

As a non-accelerated filer, this disclosure is not required.

Recently Issued Accounting Standards and Pronouncements

Refer to Note 2 to the consolidated financial statements for a discussion of recently issued accounting standards and pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

All of our net sales, and majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and majority of our cash assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.]

Interest Rate Risk

We have not been, nor do we anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. We have not used, and do not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest income may fall short of its expectation due to changes in interest rates in the market.

Credit Risk

We are exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, our Company and our subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-K..

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As disclosed in the Current Report on Form 8-K, filed on May 2, 2013, we were informed by our independent registered public accounting firm, Sherb & Co., LLP, ("Sherb"), that it had combined certain of its practice areas with RBSM LLP effective January 1, 2013. As a result, Sherb effectively resigned as our independent registered public accounting firm and RBSM LLP became our independent registered public accounting firm. The engagement of RBSM LLP as our independent registered public accounting firm was approved by the Audit Committee of the Company on March 4, 2013.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2011, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to 2011, our management started a remediation plan in regards to the weakness identified in our disclosure controls and internal controls. This plan included enhancement to our informational systems and process improvements to be implemented in our finance and accounting processes. Although these plans are still being implemented, they include the following significant changes to our internal controls over financial reporting:

•	enhanced review and analytical procedures to evaluate accuracy of various accounts;

•	an improved process for gathering and reviewing tax and accounting jurisdictional information; and

•	strengthening the organizational linkage between the audit committee, finance and accounting department, the Controller's group, and substantially improved communication and information flows between the groups

In addition to the above, we continue to proactively identify opportunities for control improvements. We have ongoing initiatives to standardize, consolidate and upgrade various financial operating systems and eliminate many of the manual and redundant tasks previously performed under older systems or processes. These changes will be implemented in stages over the next several years.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of preparation and timely filing of financial statements and information in accordance with SEC requirements as of December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting and SEC reporting processes before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the timely preparation and disclosure of financial information.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting for the year ending December 31, 2011.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Remediation Plan

We will continue to focus on our internal controls over the timely preparation of financial statements and compliance with filing requirements of SEC, and will take further steps to those mentioned earlier to strengthen controls, including the following planned actions:

•	Further enhancements to policies and procedures relating to SEC reporting matters, including the filing of all required financial information with the SEC;

•	Additional hiring of accounting resources;

•	Training, guidance and communications to information providers regarding accounting requirements;

•	Comprehensive review of our accounting process and close procedures to identify areas that require further improvements; and

•	Enhanced monitoring of SEC submissions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date hereof our directors, executive officers and significant employees are as follows:

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since

Xincheng Gao	50	Chief Executive Officer, President and Chairman	October 23, 2007

Gaihong Li	36	Chief Financial Officer, Executive Vice President and Director	December 9, 2007

Stephen Markscheid	59	Independent Non-Executive Director; Independent Director of: CNinsure,Inc., Jinko Solar, Inc., China Ming Yang Wind Group and ChinaCast Education Corporation	April 28, 2011

Liren Wei	50	Independent Non-Executive Director	May 31, 2011

The business experience during at least the last five years of each of these individuals is as follows:

Xincheng Gao, has served as our Chairman, Chief Executive Officer and President since October 23, 2007. Mr. Gao has extensive experience in the research and marketing of oil products. In November 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to sell finished oil products and heavy oil products. Prior to founding of Xi’an Baorun Industrial, Mr Gao worked in the Oil and Chemical Department of Shaanxi Province that oversaw the oil industry; and worked in Zhongtian Oil and Chemical Group in charge of R&D and marketing. Mr. Gao received a B.S. in Mechanical Engineering from Xi’an University of Technology in 1985 and an E.M.B.A. from Xi’an Jiaotong University in 2004.

Gaihong Li, has served as our Chief Financial Officer since September 30, 2012. Prior to being appointed as CFO, Ms. Li served and continues to serve as our Executive Vice President since June 2009, and as Controller since May 12, 2009. Ms. Li served as our Chief Financial Officer from October 23, 2007 until May 12, 2009, and has served as a member of our board of directors since December 9, 2007. Ms. Li has also served as Financial Controller of Xi’an Baorun Industrial since September 2005. Ms. Li has more than ten years of experience in the oil industry. From August 2000 until Ms. Li joined Xi’an Baorun Industrial in September 2005, Ms. Li served as Chief Financial Officer of Xi’an Dongfang Oil Group Co., Ltd., which is located in China and engages in the business of oil production. Ms. Li obtained a B.S. degree in Accounting from Xi’an Northwest University in 1997 and an E.M.B.A. from Xi’an Jiaotong University in 2008.

Stephen Markscheid, has been an Independent Director since May 2011. He also serves as an non-executive director of CNinsure, Inc. (Nasdaq: CISG), Jinko Solar Inc. (NYSE: JKS), ChinaCast Education Corporation (OTC: CAST) and China Ming Yang Wind Group Co. Ltd. (NYSE: MY). He is currently the chief executive officer of Synergenz BioScience, Inc., a genomics company based in Hong Kong. Prior to that, Mr. Markscheid was the chief executive officer of HuaMei Capital Company, Inc., a Sino-U.S. investment advisory firm from 2006 to 2007. From 1998 to 2006, Mr. Markscheid served as senior vice president for global risk for GE Healthcare Financial Services and director of business development of GE Capital. Prior to joining GE, Mr. Markscheid worked as case leader for the Boston Consulting Group throughout Asia from 1994 to 1997. Prior to that, Mr. Markscheid had been a commercial banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid received his bachelor’s degree in East Asian studies from Princeton University, a master’s degree in international affairs and economics from the School of Advanced International Studies at Johns Hopkins University, and an MBA degree from Columbia University.

Mr. Liren Wei, has been an Independent Director since May 2011. He has served as managing partner and head of the China practice of Wei, Wei & Co., LLP, a PCAOB registered accounting firm headquartered in New York, a position he has held since 2007. Mr. Wei co-founded Wei, Wei & Co., LLP in 1995. Mr. Wei, a certified public accountant, received his BS degree from Baruch College Zicklin School of Business, City University of New York. He is a member of the American Institute of Certified Public Accountants (AICPA), a former vice president and executive board member of the New York State Society of Certified Public Accountants (NYSSCPA), and a former president and board member of the Chinese American Society of Certified Public Accountants (CASCPA).

No director or executive officer is related to any other director or executive officer.

The Board of Directors has determined Liren Wei and Stephen Markscheid are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Involvement in Certain Legal Proceedings

None

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms, the Company believes that during 2011 , all such reports were filed timely, except that Mr. Markscheid filed a late Form 3 in June 2011.

CORPORATE GOVERNANCE

Board Operations

Mr. Xincheng Gao holds the positions of principal executive officer and chairman of the Board of Company.  The Board of Directors believes that Mr. Gao’s service as both chairman of the Board and chief executive officer is in the best interest of the Company and its stockholders. Mr. Gao possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers.

The Board has not designated a lead director.  Given the limited number of directors comprising the board, the independent directors, between board meetings, communicate with management and one another directly.  Under the circumstances, the directors believe that designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

The Board of Directors receives regular reports from the chief executive officer and members of senior management on operational, financial, legal and regulatory issues and risks. The Audit Committee of the Board additionally is charged under its Charter with monitoring of the Company’s internal controls systems, and it receives regular reports from management, the Company’s internal auditors and the Company’s independent auditors. Whenever a Committee of the Board receives a report involving risk identification, risk management or risk mitigation, the Chairman of the Committee reports on that discussion, as appropriate, to the full Board during the next Board meeting.

The Board of Directors held sixteen meetings during 2011.  During 2011, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

It is the policy of the Board of Directors that all directors should attend the annual meetings in person or by teleconference.   The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees.  The code of ethics is available at Company’s website, www.chinaintegratedenergy.com.

Board Committees

The Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors.  Each committee has a charter, which is available at the Company’s website, www.chinaintegratedenergy.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit processes; reviews the internal control report prepared by management and the independent accountants’ attestation, and report, on the assessment made by management; reviews and approves related party transactions; and establishes and reviews procedures for receipt and handling of reports regarding questionable accounting or financial matters.  The Audit Committee held six meetings during 2011.

The members of the Audit Committee are Liren Wei and Stephen Markscheid. We have also determined that each of the members of the Audit Committee is “independent” under the current independence standards of Rule 5606(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meets the independence criteria set forth in Rule 10A(m)(3) of the U.S. Securities Exchange Act of 1934, as amended. The Board has determined that Stephen Markscheid is an audit committee financial expert as defined in SEC rules.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2011, the Audit Committee:

•	has reviewed and discussed the audited financial statements with management;
•	has discussed with Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and
•	has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 31, 2011.

The members of the audit committee are:

Liren Wei (Chairman)
Stephen Markscheid

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; make recommendations to the Board of Directors regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board of Directors with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion.  The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. Our executive officers do not play a role in suggesting their own salaries. Neither the company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.  The Compensation Committee acted by written consent four times during 2011.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears in Item 11 below with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

The members of the Compensation Committee are:

Liren Wei (Chairman)

Stephen Markscheid

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying and recommending qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the Board’s effectiveness.  The Nominating and Corporate Governance Committee did not hold any meetings during 2011.

The members of the Nominating and Corporate Governance Committee are Stephen Markscheid and Liren Wei. The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o China Integrated Energy, Inc., Dongxin Century Square, 7th Floor, Hi-Tech Development District, Xi’an, Shaanxi Province, People’s Republic of China, 710043. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications.  The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience.  Depending upon the current needs of the Board, certain factors may be weighed more or less heavily.  In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.

Stockholder Communications

Stockholders can mail communications to the Board of Directors, c/o Secretary, China Integrated Energy, Inc., 10F, Western International Square, 2 Gaoxin Road, Xi’an, Shaanxi Province, China 710043, who will forward the correspondence to each addressee.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Annual Report on Form 10-K/A on March 31, 2010.

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

Item 11 Executive Compensation

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

Summary Compensation Table

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2011 and 2010 to the identified persons (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Xincheng Gao (Principal Executive	2011	126,000	10,000	-	-		-	-	-	136,000
Officer)	2010	60,000	15,000	-	3,148,200	(1)	-	-	-	3,223,200

(1) The aggregate grant date fair value of the options awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

Mr. Gao was the only named executive officer with total compensation greater than $100,000 during each of the two fiscal years ended December 31, 2011. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

The following employment agreements were entered into by us and the following named executive officer:

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

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2011, none of the named executive officers would have been entitled to any cash payments.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Xincheng Gao (Principal Executive Officer)	600,000	-	-	7.04	December 31, 2015	-	-	-	-

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation of Directors

Compensation paid to our independent directors as of December 31, 2011 is as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Markscheid	100,000	-	145,330	(1)	–	–	–	245,330

Liren Wei	60,000	-	116,176	(1)	–	–	–	176,176

(1) The aggregate grant date fair value of the options awarded computed in accordance with FASB ASC Topic 718

On April 28, 2011, the Company and Mr. Markscheid executed an Independent Director Agreement (the “Agreement”) in connection with Mr. Markscheid’s appointment, pursuant to which Mr. Markscheid will be entitled to receive an annual compensation of $100,000. In addition, the Company granted Mr. Markscheid an option to purchase up to One Hundred Thousand (100,000) shares of common stock of the Company with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and vesting annually, in equal installments for a three year period. This agreement was renewed in June 2012 at which time Mr. Markscheid’s annual compensation was reduced to $50,000, and was subsequently renewed in May 2013 on the same terms. No additional options were granted after 2011.

On May 31, 2011, the Company and Mr. Wei executed an Independent Director Agreement in connection with Mr. Wei’s appointment, pursuant to which Mr. Wei will be entitled to receive an annual compensation of $60,000. In addition, the Company granted Mr. Wei an option to purchase up to Eighty Thousand (80,000) shares of common stock of the Company with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and vesting annually, in equal installments for a three year period. This agreement was renewed in June 2012 at which time Mr. Wei’s annual compensation was increased to $80,000, and was subsequently renewed in May 2013 on the same terms. No additional options were granted after 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of January 7, 2014, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o China Integrated Energy, Inc., 10F, Western International Square, 2 Gaoxin Road, Xi’an, Shaanxi Province, People’s Republic of China, 710043.

Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)(3)

Redsky Group Limited (4)	21,937,345	49.3%

Xincheng Gao (5)	22,417,345	49.8%

Gaihong Li (6)	320,100	*

Liren Wei (7)	53,280	*

Stephen Markscheid (8)	66,600	*

All Directors and Executive Officers, as a group (4 persons)	22,857,325	50.3%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of January 7, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 44,503,379 shares of Common Stock issued and outstanding as of January 7, 2014.

(3) In determining the percent of our Common Stock owned by a person or entity on January 7, 2014 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of January 7, 2014 on exercise of outstanding warrants and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of our common stock outstanding on that date January 7, 2014, plus (ii) the total number of shares that the beneficial owner may acquire on conversion of preferred stock and on exercise of warrants and options.

(4) The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. Mr. Xincheng Gao, the sole director of Redsky Group Limited, has dispositive and voting power over the Shares.

(5) Includes (i) 21,937,345 shares of Common Stock beneficially owned by Redsky Group Limited, over which Mr. Gao, as the sole director of Redsky Group Limited has voting and dispositive power, and (ii) an option to purchase up to 600,000 shares of Common Stock, the options vest evenly each quarter over a five-year period and expire six years from the date of grant (January 1, 2010). 480,000 of the options are exercisable within 60 days from the date hereof.

(6) Includes 100 shares of Common Stock and an option to purchase up to 400,000 shares of Common Stock, the options vest evenly each quarter over a five-year period and expire six years from the date of grant (January 1, 2010). 320,000 of the options are exercisable within 60 days from the date hereof..

(7) Mr. Wei has an option to purchase up to 80,00 shares of Common Stock granted in May 2011, which vests in 1/3 increments over a three year period. 53,280 of the options are exercisable within 60 days from the date hereof.

(8) Mr. Markscheid has an option to purchase up to 100,000 shares of Common Stock granted in May 2011, which vests in 1/3 increments over a three-year period. 66,600 of the options are exercisable within 60 days from the date hereof.

Change in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company .

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2011:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	800,450	$6.14	1,938,050

Equity compensation plans not approved by security holders	40,000	2.45	300,000

Total	840,450	5.74	2,238,050

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

Equity compensation plans not approved by security holders

In September 2009 and 2010, the Company retained a financial advisor for financial advisory services. As a part of the financial advisory consulting fee, the Company issued the financial advisor stock purchase options to purchase 20,000 shares of the Company’s common stock with a strike price at $7.09 per share and at $7.04 per shares for the services rendered in 2010 and 2011. The stock purchase options will be vested on the one year anniversary of the contract signature date and exercisable for 6 years.

On May 26, 2011, as part of the service fee, the Company granted non-transferable stock options to purchase 300,000 shares of the Company’s common stock to a financial advisory consultant firm. The option vest two year and expire three years from the date of grant. The Company determined, the exercise price is $1.84 per share. The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $0.83 per share. The amount of stock-based compensation expense recognized for the options was $77,438, for the year ended December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Particulars of significant transactions between the Company and related companies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

It is Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

Director Independence

Our equity securities are no longer traded on a national securities exchange, therefore we are not required to have a majority of our Board of Directors be independent. However, we have determined that none of the following directors had any material relationship with the Company and, thus, would be considered independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Stephen Markscheid and Liren Wei.

The Board of Directors has determined that neither of Messrs. Markscheid or Wei has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of an independent director .  In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Party Transactions” above.

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

Item 14. Principal Accountant Fees and Services.

Services and Fees of Independent Accountants

Since RBSM LLP was not appointed as our independent registered public accountant until 2013, no fees were billed to the Company by RBSM LLP during the two fiscal years ended December 31, 2011 and 2010. Fees billed to the Company by Sherb & Co. LLP, our prior auditor, during those periods were:

Fees	2011	2010

Audit Fees	$30,000	$22,529

Audit Related Fees	$—	$75,000

Tax Fees	$—	$—

All Other Fees	$—	$—

Total	$30,000	$97,529

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit-Related Fees

This category consists of services by our independent auditors that, including accounting consultations on transaction related matters, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

This category consists of professional services rendered for products and services provided, other than the services reported above under Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval of Services

The Audit Committee must pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies. None of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees. All services described under the caption Services and Fees of Independent Accountants were pre-approved.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed with this Annual Report:

(1)	(i)	Consolidated Balance Sheets

(ii)	Consolidated Statements of Income and Comprehensive Income

(iii)	Consolidated Statement of Stockholders’ Equity

(iv)	Consolidated Statements of Cash Flows

(2)	Not applicable.

(3)	Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibits

Exhibit Number	Description

3.1	Certificate of Correction filed on July 24, 2007 (3)
3.1	Certificate of Amendment filed on June 11, 2007 (4)
3.1	Articles of Incorporation (5)
3.1	Certificate of Amendment to Articles of Incorporation (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007 (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws (5)
4.1	Form of Warrant (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(14)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (14)
4.7	Form of Common Stock Purchase Warrant dated December 31, 2010 (17)
4.8	Form of Common Stock Purchase Warrant dated January 6, 2011 (18)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007 (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007 (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007 (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007 (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007 (7)
10.8	Power of Attorney of Gao Xincheng (8)
10.9	Power of Attorney of Gao Huiling (8)
10.10	Power of Attorney of Liu Yunlong (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng (8)
10.12	Nominee Letter between Redsky China and Gao Huiling (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 25, 2010 (15)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 25, 2010 (15)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008 (8)
10.21	Form of Warrant Exercise Agreement (9)
10.22*	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.23	Gas Station Lease Agreement with Xinyuan Gas Station, dated as of February 1, 2007 (12)
10.24	Land Lease Agreement, dated as of April 20, 2006 (12)
10.25	Oil Storage Service Agreement, effective as of January 1, 2009 (12)
10.26	Oil Storage Service Agreement, dated as of August 26, 2008 (12)
10.27	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (12)
10.28	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (12)
10.29	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (13)
10.30	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (13)

Exhibit Number	Description

10.31	2003 Equity Incentive Program (6)
10.32	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (16)
10.33	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (16)
10.34	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009 (16)
10.35	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009 (16)
10.36	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010 (16)
10.37	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009 (16)
10.38	Securities Purchase Agreement dated as of December 28, 2010 (17)
10.39	Securities Purchase Agreement dated as of January 3, 2011 (18)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (7)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

_________________
+ Filed herewith.
* Management Contract or Compensatory Arrangement

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009.
(14)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.
(15)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2010.
(16)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2010.
(17)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2010.
(18)	Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.

(b) Exhibits required by Item 601 of Regulation S-K are listed above and filed herewith.

(c) None

CHINA INTEGRATED ENERGY, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Integrated Energy, Inc.

Xi'an, Shaanxi Province, China

We have audited the accompanying consolidated balance sheets of China Integrated Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2011. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position China Integrated Energy, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 13, 2014 expressed that the scope of our work was not sufficient to enable us to express, and we do not express an opinion on the Company’s internal control over financial reporting for the year ended December 31, 2010.

RBSM LLP

New York, New York

January 13, 2014

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$146,135,469	$90,257,218
Accounts receivable,net of allowance for doubtful accounts	24,817,495	6,329,446
Inventories	13,711,241	23,266,835
Prepayments to suppliers,net of allowance for doubtful accounts	42,794,794	39,648,018
Lease prepayments	1,718,596	3,787,878
Prepaid expenses and other current assets	5,153,760	3,280,433
Total current assets	234,331,355	166,569,828

Property, plant and equipment, net	41,557,713	35,252,441
Intangible asset, net	12,679,857	19,554,901
Land use right	10,632,635	12,845,987
Lease prepayments	15,331,118	29,357,862
Goodwill	3,961,899	3,778,151
Total assets	$318,494,576	$267,359,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$3,654,332	$6,515,152
Accounts payable	-	1,188,574
Income tax payable	2,714,082	320,183
Receipts in advance from customers	3,897,691	16,661,950
Accrued expenses and other payables	3,141,445	4,925,306
Total current liabilities	13,407,550	29,611,165
Deferred tax liabilities	5,293,602	5,158,699
Total liabilities	18,701,152	34,769,864
Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $1,530,000 as of December 31, 2011 and $9,890,000 as of December 31, 2010). Authorized 3,000,000 shares; issued and outstanding 153,000 shares as of December 31, 2011 and 989,000 shares as of December 31, 2010	153	989
Series B Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $1,480,998 as of December 31, 2011 and $5,860,886 as of December 31, 2010). Authorized 7,000,000 shares; issued and outstanding 405,753 shares as of December 31, 2011 and 1,605,753 shares as of December 31, 2010	405	1,605
Common stock, $.0001 par value. Authorized 79,000,000 shares; issued and outstanding 44,503,379 shares as of December 31, 2010 and 36,049,807 shares as of December 31, 2010	4,450	3,605
Additional paid-in capital	120,139,321	94,658,021
Statutory reserves	4,920,114	4,920,114
Retained earnings	149,603,173	120,891,625
Accumulated other comprehensive income	25,125,808	12,113,347
Total stockholders’ equity	299,793,424	232,589,306
Total liabilities and stockholders’ equity	$318,494,576	$267,359,170

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010

Sales	$500,003,992	$438,682,654

Cost of sales	434,876,256	375,498,931

Gross profit	65,127,736	63,183,723

Impairment on fixed assets, intangible assets and land use rights	10,459,141	-
Selling, general and administrative expenses	15,125,991	8,938,859

Income from operations	39,542,604	54,244,864

Other (expenses) income
Interest expense, net	(131,850)	(200,809)
Subsidy income	91,058	155,856
Other expense, net	(1,381,948)	(154,109)

Total other (expenses) income, net	(1,422,740)	(199,062)

Earnings before income tax expense	38,119,864	54,045,802

Income tax expense	9,408,316	226,801

Net income	28,711,548	53,819,001

Other comprehensive item:
Foreign currency translation adjustment, net of nil income tax	13,012,461	6,639,927

Total comprehensive income	$41,724,009	$60,458,928

Earnings per share:
Basic	$0.66	$1.60
Diluted	$0.60	$1.28

Weighted average shares:
Basic	43,286,481	33,702,792
Diluted	47,668,195	42,199,794

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Convertible							other
	preferred stock		Common stock		Additional paid-	Statutory	Retained	comprehensive	Total
	Shares	Amount	Shares	Amount	in capital	reserves	earnings	income	Stockholders’ equity

Balance as of January 1, 2010	3,115,753	$3,115	33,269,091	$3,326	$75,858,994	$4,920,114	$67,072,624	$5,473,420	$153,331,593

Net income	-	-	-	-	-	-	53,819,001	-	53,819,001

Foreign currency translation adjustment, net of nil income tax	-	-	-	-	-	-	-	6,639,927	6,639,927
Series A Convertible preferred stock converted	(11,000)	(11)	50,000	5	6	-	-	-	-
Series B Convertible preferred stock converted	(510,000)	(510)	510,000	51	459	-	-	-	-
Common stock issued in connection with options exercised	-	-	35,000	4	246,396	-	-	-	246,400
Common stock issued for cash (net of issuance cost of $1,035,694)	-	-	2,185,716	219	14,264,099	-	-	-	14,264,318
Stock-based compensation	-	-	-	-	4,288,067	-	-	-	4,288,067

Balance as of December 31, 2010	2,594,753	$2,594	36,049,807	$3,605	$94,658,021	$4,920,114	$120,891,625	$12,113,347	$232,589,306

Net income	-	-	-	-	-	-	28,711,548	-	28,711,548

Foreign currency translation adjustment, net of nil income tax	-	-	-	-	-	-	-	13,012,461	13,012,461
Series A Convertible preferred stock converted	(836,000)	(836)	3,800,000	380	456	-	-	-	-
Series B Convertible preferred stock converted	(1,200,000)	(1,200)	1,200,000	120	1,080	-	-	-	-
Common stock issued in connection with options exercised	-	-	-	-	-	-	-	-	-
Common stock issued for cash (net of issuance cost of $1,271,152)	-	-	3,453,572	345	22,903,506	-	-	-	22,903,851
Stock-based compensation	-	-	-	-	2,576,258	-	-	-	2,576,258

Balance as of December 31, 2011	1,638,753	$558	44,503,379	$4,450	$120,139,321	$4,920,114	$149,603,173	$25,125,808	$299,793,424

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,711,549	$53,819,001
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	983,946	241,031
Depreciation and amortization	2,635,513	1,638,069
Impairment on fixed assets, intangible assets and land use rights	10,459,141	-
(Decrease) increase in allowance for doubtful accounts	1,452,975	-
Deferred tax benefit	134,903	(6,056)
Stock-based compensation	2,576,258	4,288,067
Change in operating assets and liabilities:
Accounts receivable	(19,941,025)	(2,760,471)
Inventories	9,555,594	918,808
Prepayments to suppliers	(3,146,776)	(4,828,788)
Lease prepayments	2,069,282	(5,671,144)
Prepaid expenses and other current assets	11,969,669	(9,855,778)
Receipts in advance from customers	(12,764,259)	13,892,710
Accrued expenses and other payables	(3,854,957)	(3,833,729)

Net cash provided by operating activities	30,841,813	47,841,717

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,019,055)	(10,718,624)
Proceeds from disposal of property, plant and equipment	-	-
Payment for land use right	-	(3,477,249)
Purchase of intangible assets	-	(1,421,939)
Payment for the acquisitions of subsidiaries, net of cash acquired of $619,970 in 2010	-	(27,652,902)

Net cash used in investing activities	(8,019,055)	(43,270,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	9,747,795	6,458,978
Repayment of bank loans	(12,608,615)	(4,338,851)
Restricted cash released	-	-
Proceeds from issuance of common stock and warrants, net of issuance cost	22,903,852	14,264,318
Proceeds from exercise of options	-	246,400

Net cash provided by financing activities	20,043,032	16,630,845

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13,012,461	6,639,927

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,878,251	27,841,775

Cash and cash equivalents at beginning of year	90,257,218	62,415,443

Cash and cash equivalents at end of year	$146,135,469	$90,257,218

Supplemental cash flow information:
Cash paid for income tax	7,205,216	-
Cash paid for interest expense	601,013	270,258

Noncash investing and financing activities:
Payable for acquisition of a subsidiary	-	924,242
Payable for purchase of property, plant and equipment	-	955,561
Other receivable re-class to fixed assets for acquisition of a subsidiary	-	7,135,897
Conversion of convertible preferred stock	2,036	521

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Exclusive Business Cooperation Agreement:Redsky Industrial has the exclusive right to provide complete technical support, business support and related consulting services, which include, among others, technical services, business consultations, equipment or property leasing, marketing consultancy and product research.  Xi’an Baorun has agreed to pay the service fee on a monthly basis to Redsky Industrial equal to 100% of the monthly net income of Xi’an Baorun.

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

Acquisition Accounting

Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the years presented include the results of operations for each acquisition from their respective date of acquisition.

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

During the year ended December 31, 2010, Xi’an Baorun acquired Chongqing Tianrun Energy Development Co., Ltd. (“Chongqing Tianrun”), XianyangJinzheng Oil Sales Co., Ltd. (“XianyangJinzheng”), Xinyuan Gas Station (“Xinyuan”) and ShenmuErlintuHongtu Oil Co., Ltd. (“Shenmu”) for a total cash consideration of approximately $16.5 million, $10.0 million, $4.5 million and $9.2 million, respectively.  After these acquisitions, Chongqing Tianrun, XianyangJinzheng, Xinyuan and Shenmu became wholly-owned subsidiaries of Xi’an Baorun (See Note 18).

Total assets and total liabilities of Xi’an Baorun as of December 31, 2011 in the amount of $317,720,003 and $18,699,863, and sales and net income of Xi’an Baorun for the year ended December 31, 2011 in the amount of $500,003,992 and $31,433,343, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2011.

Total assets and total liabilities of Xi’an Baorun as of December 31, 2010 in the amount of $251,591,718 and $34,759,490, and sales and net income of Xi’an Baorun for the year ended December 31, 2010 in the amount of $438,682,654 and $58,182,434, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

B. Nature of Business and Significant Risks

The Company, through its subsidiaries and consolidated variable interest entity (collectively, referred to as the “Group”), is an integrated energy company that is engaged in the wholesale distribution of finished oil and heavy oil products, the production and sales of biodiesel, and operation of retail gas stations in the PRC.

Wholesale and distribution of refined petroleum products including petroleum and diesel represents a significant portion of and is an important part of the Group’s operations.  The Group depends on the supply from certain oil refineries in the PRC.  Five major suppliers accounted for 43.7% ($182,019,683), including one major supplier who accounted for 13.0% ($54,075,778), of the Group’s inventory purchase for the year ended December 31, 2011. Five major suppliers accounted for 52.6% ($192,169,907), including one major supplier who accounted for 20.3% ($74,136,825), of the Group’s inventory purchase for the year ended December 31, 2010.   The Group’s failure to obtain sufficient supply of refined petroleum products could cause significant disruption in its operations.

Five major customers accounted for 40.2% ($201,075,294), including one major customer who accounted for 26.5% ($132,565,072), of the Group’s total sales for the year ended December 31, 2011.  Five major customers accounted for 38.1% ($166,960,387), including one major customer who accounted for 25.4% ($111,290,240), of the Group’s total sales for the year ended December 31, 2010. The major customers are distributors in the PRC petroleum industry.  A loss of one or more of these customers would have a material impact on the Group's results of operations and financial condition.

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

NDRC implemented a new pricing regime to better reflect fluctuations in global oil prices effective as of March 26, 2013, the new system will shorten the current 22-day adjustment period to 10 days and remove the 4 percent limit, ushering in a more market-based mechanism that could better reflect production costs and energy shortages.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Group reviews its allowance for doubtful accounts monthly.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Individual credit evaluations are performed on all customers requiring credit.  These evaluations focus on the customer’s past history of making payments when due and current ability to pay, and take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.  Historically the Group has experienced no bad debt write-offs. The Company increased the allowance for doubtful accounts in the amount of $817,437 for the year ended December 31,2011. The financial condition of one customer that the Company have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, so additional allowances were required. As of December 31, 2011 and 2010, $817.437 and $-0- allowance for doubtful accounts has been provided, respectively.

 PREPAYMENTS TO SUPPLIERS

In order to secure a stable supply of refined petroleum products, the Group makes prepayments to certain suppliers.  Advance payments for the future delivery of raw materials and finished goods are recorded as “prepayments to suppliers” in the consolidated balance sheets and amounted to $42,794,794 and $39,648,018 as of December 31, 2011 and 2010, respectively.  The balance of the “prepayments to suppliers” is reduced and reclassified to “inventories” when inventory is received and passes quality inspection.  The Group makes the prepayments without collateral for such payments.  As a result, the Group’s claims for such prepayments would rank only as an unsecured claim, which expose the Group to the credit risks of the suppliers. As of December 31, 2011 and 2010, $635,538 and $-0- allowance for doubtful suppliers accounts has been provided, respectively.

INVENTORIES

Inventories are stated at the lower of average cost or market.  Cost is determined using the weighted average method.  Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

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

Cost of Sales

The Company includes in “Cost of Sales” all costs it incurs to acquire wholesale fuel, including the costs of purchasing, storing and transporting inventory prior to delivery to our wholesale customers. Cost of sales does not include any depreciation of our property, plant and equipment, as any amounts attributed to cost of sales would not be significant. Depreciation is separately classified in the Consolidated Statements of Operations.

RECEIPTS IN ADVANCE FROM CUSTOMERS

Receipts in advance from customers represent amounts received by the Group from customers for products that have not yet been shipped to the customers.  To mitigate the credit risk, the Group requires an advance payment from certain customers prior to delivery of products. Amounts received prior to satisfying the Group’s revenue recognition criteria are recorded as receipts in advance from customers.  The Group recognizes the prepayments from the customers as revenue at the time the delivery of goods is made and all revenue recognition criteria are met.As of December 31, 2011 and 2010, the Company receipts in advance from customers amounts to $3,897,691 and $16,661,950, respectively.

Lease Accounting

The Group leases its office premises, oil depots and gas stations under non-cancelable operating leases, whose initial terms are typically five to fifteen years, along with options that permit renewals for additional periods. Minimum rent is typically expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. The Group is typically not responsible for payment of real estate taxes, maintenance expenses and insurance.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall , long-lived assets, such as property, plant and equipment, lease prepayments for gas stations and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Total impairment expense for the years ended December 31, 2011 and 2010 was $10,459,141 and $-0-, respectively.

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

The Group performs its annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests.  No impairment loss was recorded for the years ended December 31, 2011 and 2010.

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

FAIR VALUE MEASUREMENTS

The Group applies the provisions of FASB ASC Subtopic 820-10, Fair Value Measurements (FASB Statement No.157, Fair Value Measurements) , for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The Group did not have any assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010.

Cash, accounts receivable, certain other current assets, accounts payable, accrued expenses and other current liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of the instruments.

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

The Group accounts for equity instruments issued to non-employees of the Group in accordance with the provisions of ASC subtopic 505-50, Equity: Equity-based Payments to Non-Employees .  All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is completed.

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

SEGMENT REPORTING

The Group uses the management approach in determining operating segments.  The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisions, allocating resources and assessing performance as the source of determining the Group’s reportable operating segments.  The Group has determined that it has three reportable operating segments as defined by FASB ASC Subtopic 280-10, Segment Reporting: Overall , which are the wholesale distribution of finished oil and heavy oil, production and sale of biodiesel, and the operation of retail gas stations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):   Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “ Revenue Arrangements with Multiple Deliverables ”).  ASU 2009-13 amends FASB ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13.  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Management is currently evaluating the potential impact, if any, of adopting ASU 2009-13 on the Group’s financial position and results of operations.

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820—Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board's intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle for measuring fair value, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance did not have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220—Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. Our Predecessor adopted this accounting standard in the first quarter of Fiscal 2012. This standard affects presentation and disclosure, and therefore will not affect our consolidated financial position, results of operations or cash flows.

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but will not have an effect on our results of operations, cash flows or related disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable Inventories at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$25,634,932	$6,329,446
Less: allowance for doubtful accounts	(817,437)	-
	$24,817,495	$6,329,446

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $817,437 for the year ended December 31,2011.

4. INVENTORIES

Inventories at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Raw materials	$2,877,991	$6,765,565
Finished goods, including petroleum and diesel	10,833,250	16,501,270
	$13,711,241	$23,266,835

As of December 31,2010, certain finished goods of $3,544,776 were pledged as security for a short-term bank loan (See Note 9). As of December 31,2011, no such finished good was pledged.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Buildings	$10,990,231	$4,359,495
Biodiesel and gas station equipment	10,779,296	15,918,342
Office equipment	196,652	183,956
Motor vehicles	1,479,871	1,095,256
	23,446,050	21,557,049
Less: Accumulated depreciation	5,565,963	4,915,510
Less: Impairment on fixed assets	695,674	-
	17,184,413	16,641,539
Construction in progress	24,373,300	18,610,902
Total	$41,557,713	$35,252,441

Total depreciation expense for the years ended December 31, 2011 and 2010 was $1,708,958 and $1,110,885, respectively.

During the years the unused assets was disposed and the recorded as loss on disposal of property, plant and equipment amounts to $983,946 and $241,031 for the years ended December 31, 2011 and 2010, respectively.

The impairment expense for the years ended December 31, 2011 and 2010 was $695,674 and $-0-, respectively.

As of December 2010, the Group pledged its biodiesel processing equipment with an original carrying amount of approximately $7,458,000 as security for a short-term bank loan (See Note 9). No such equipment was pledged in 2011.

As of December 31, 2011 and 2010, the Group pledged its building with an original carrying amount of approximately $2,256,000 as security for a short-term bank loan (See Note 9).

Construction in progress primarily represents two projects at the Tongchaun City biodiesel production plant, the first project is related to the costs paid for the construction of a new biodiesel production facility in Tongchuan city with an annual design capacity of 50,000 tons. This new production line and facility will utilize cheaper feedstock which are mainly the agriculture and forest waste in the production of biodiesel. Management had expected to complete testing in 2011, but due to the Company not being able to readily obtain the catalyst needed for bio-diesel production in 2012, the plant is not yet placed in operation as of the reporting date. Management is working with the National Chemical Institute in the PRC to utilize an alternative catalyst agent and to identify other solutions to commence operations. Additionally, the Company’s management is consulting with academic professors in the PRC to find an alternative solution, and management is confident that this situation will be resolved.

The Company has initiated a second project at Chongqing biodiesel plant is related to the technological up grades and repairs to the existing biodiesel production line. The Chongqing plant originally had two production lines, and these are combined into one production line to improve the efficiency of biodiesel production. The Group commenced this project in the September 2011. The Group completed the construction in 2012 and the production line was operating by the first quarter of 2012. As a result of the Chinese government updating its environment protection requirements, In 2012, the Group encountered new requirements, which had been introduced by the Chinese government. These new environmental requirements resulted in the Chongqing facility having another technological upgrade starting in April 2012. This second upgrade was needed in order to meet the new environment protection requirements, because the original environment protection system at the Chongqing facility was not compliant with the new requirements. In July 2013, the Group completed a glycerin recycling system upgrade at the Chongqing facility..

6. INTANGIBLE ASSET

Intangible asset at December 31, 2011 represented three gas station operating permits purchased in 2010 as follows:

	December 31, 2011	December 31, 2010

Gas station operating permits	20,800,801	19,835,905
Less: Accumulated amortization	861,413	281,004
Less: Impairment on intangible assets	7,259,531	-
	$12,679,857	$19,554,901

As required by the PRC laws and regulations, the Group is required to have an operating permit to operate gas stations.  In 2010, gas station operating permits of $7,070,384, $9,086,269 and $3,679,252 was acquired in connection with the acquisition of Shenmu, Jinzheng and Xinyuan, respectively (see Note 18).. The gas station operating permits are amortized over a weighted average period of approximately 35 years.  Amortization expense for the years ended December 31, 2011 and 2010 was $580,409 and $281,004, respectively.  Estimated amortization expense of intangible asset for the next five years is $566,742 in each year from 2012 to 2016.

Total impairment expense for the years ended December 31, 2011 and 2010 was $7,259,531 and $-0-, respectively.

7. LAND USE RIGHTS

At December 31, 2012 and 2011, land use rights consisted of the following:

	December 31, 2011	December 31, 2010

Land use rights	13,728,897	13,092,167
Less: Accumulated amortization	592,326	246,180
Less: Impairment on land use rights	2,503,936	-
	$10,632,635	$12,845,987

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 17 and 70 years. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2011 and 2010, amortization of land use rights amounted to $346,146 and $246,180, respectively. Estimated amortization expense of intangible asset for the next five years is $346,146 in each year from 2012 to 2016.

Total impairment expense for the years ended December 31, 2011 and 2010 was $2,503,936 and $-0-, respectively.

As of December 31, 2011 and 2010, the Group pledged its land use rights with an original carrying amount of approximately $5,213,000 as security for a short-term bank loan (See Note 9).

8. LEASE PREPAYMENTS

Lease prepayments mainly represented prepaid lease for retail gas stations, and analyzed as follows:

	December 31, 2011	December 31, 2010

Prepaid lease for retail gas stations	$16,582,192	$32,545,123
Other lease prepayments	467,522	600,617
	17,049,714	33,145,740
Less: current portion amount to be expensed in one year	1,718,596	3,787,878
Non-current portion	$15,331,118	$29,357,862

The Company leases retail gas stations under long-term lease agreements of 5 to 30 years.  The leases involve both land use right and gas station building and equipment.  Under the terms of the lease agreements, the Group is required to make advance lease payment for the entire lease term.  The leases payments are mainly attributed to the land use right elements which are accounted for as operating leases according to ASC 840, Leases .  The remaining lease payments attributable to the gas station building and equipment element are insignificant.  Expected operating lease expense for the next five years is $1,718,596 in 2012, $873,862 in 2013, $873,862 in 2014, $873,862 in 2015 and $873,862 in 2016.

9. SHORT-TERM BANK LOANS

As of December 31, 2011, the Group has a short-term bank loan of $3,177,680 that bears a fixed annual interest rate of 5.850% and is due on June 11, 2012.  This loan is guaranteed by certain third parties (the “Guarantee Companies”).  Guarantee fees were charged at 1.750% of total loan amount.

As of December 31, 2011, the Group has a short-term bank loan of $476,652 that bears a fixed annual interest rate of 5.840% and is due on January 16, 2012.  This loan is secured by the land use right and buildings of the Company with an original carrying amount of approximately $5,213,000 and $2,256,000, respectively, as of December 31, 2011.

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

In respect of the guarantees for the short-term bank loan as of December 31, 2010, the Group collateralized its biodiesel processing equipment with an original carrying amount of approximately $7,458,000 and certain finished goods of $3,544,776 as of December 31, 2010, as counter-guarantee to the Guarantee Companies.

10. INCOME TAXES

The Company, its subsidiaries and consolidated variable interest entity file separate income tax returns, mainly in the U.S. and PRC.

 The United States of America

The Company is incorporated in the State of Delaware in the U.S., and is subject to U.S. federal corporate income tax at gradual rates of up to 34%.

Hong Kong

Baorun China is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% for 2011 and 2010.  Baorun China did not earn any income that was derived from or arising in Hong Kong for the years ended December 31, 2011 and 2010 and therefore did not have any profits subject to Hong Kong profits tax.  The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The PRC’s statutory income tax rate is 25%.  The Company’s PRC subsidiary and consolidated variable entity are subject to PRC income tax at 25%, unless otherwise specified.  According to the approval from the tax authority in the district level of Xi’an in Shaanxi Province, Xi’an Baorun was exempt from income tax for the period from January 1, 2005 to December 31, 2010. In accordance with the relevant tax laws in the PRC, the Company is entitled to 15% tax rate due to the ‘Hi-Tech Enterprise Tax Preference'.

The components of earnings (losses) before income taxes are as follows:

	Years ended December 31,
	2011	2010

PRC, excluding Hong Kong	$40,669,435	$58,388,754
U.S.	(2,628,275)	(4,288,271)
Hong Kong	78,704	(54,681)
Total	$38,119,864	$54,045,802

PRC income tax expense for each of the years ended December 31, 2011 and 2010 are as follows:

	Years ended December 31,
	2011	2010

Current tax expense	$9,609,998	$232,857
Deferred tax benefit	(201,682)	(6,056)
	$9,408,316	$226,801

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	Years ended December 31,
	2011	2010

Computed expected tax expense (a)	$9,529,966	$13,511,451
Non-deductible expenses
Stock-based compensation	893,613	1,458,012
Other non-deductible expenses	5,036,057	1,679,645
Tax rate differentials	(243,234)	(375,240)
Tax holiday (b)	(5,636,474)	(16,055,153)
Non-PRC entity not subject to income tax	-	9,022
Change in valuation allowance	30,070	5,120
Deferred tax benefit	(201,682)	(6,056)
Income tax expense	$9,408,316	$226,801

(a)	The PRC tax rate has been used because the majority of the Group’s consolidated pre-tax earnings arise in the PRC.

(b)	Basic earnings per share effect of tax holiday for the years ended December 2011 and 2010 were $0.13 and $0. 48, respectively. Diluted earnings per share effect of tax holiday for the years ended December 31, 2011 and 2010 were $0.12 and $0. 38, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are presented below:

	Years ended December 31,
	2011	2010

Deferred tax assets
- Tax loss carryforwards	$420,264	$315,939
Total gross deferred tax assets	420,264	315,939

Less: valuation allowance	(420,264)	(315,939)
Net deferred tax assets	$-	$-

Deferred tax liabilities
- Property, plant and equipment	$(264,417)	(268,598)
- Intangible asset	(4,082,255)	(3,967,217)
- Land use right	(946,930)	(922,884)
Net deferred tax liabilities	$(5,293,602)	$(5,158,699)

Classification on consolidated balance sheets

Deferred tax liabilities – Non-current	$(5,293,602)	$(5,158,699)

The increase in valuation allowance during the years ended December 31, 2011 and 2010 were $30,070 and $5,120, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the tax loss carryforwards are utilized.  The Group considers projected future taxable income and tax planning strategies in making its assessment.  As of December 31, 2011, for United States federal income tax purposes, the Group had tax loss carryforwards of approximately$1,028,401 that would expire through December 31, 2029.  As of December 31, 2010, for PRC income tax purposes, the Group had tax loss carryforwards of $282,431 that would expire through December 31, 2016.  Management has determined it is more likely than not that the deferred tax asset related to these tax loss carryforwards will not be realized, and therefore, full valuation allowance was provided as of December 31, 2011 and 2010.

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  Further, the Company’s distribution from its PRC subsidiary and the consolidated variable interest entity are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to the Group’s policy of reinvested permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiary and consolidated variable interest entity’s undistributed earnings of $172,790,000 and $141,357,000 as of December 31, 2011 and 2010, respectively.

As of January 1, 2009 and for each of the years ended December 31, 2010 and 2011, the Company, its subsidiaries and consolidated variable interest entity did not have any unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued.  The Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

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

11. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables mainly represented payables for VAT, purchases of equipment and other general administrative expenses.

12. STOCKHOLDERS’ EQUITY

(a)           COMMON STOCK AND ASSOCIATED WARRANTS

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders.  The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.  Common stock is subordinate to the convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.  As of December 31, 2011 and 2010, the Company has 79,000,000 authorized shares at a par value of $.0001 per share.

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

On December 28, 2010, the Company entered into a securities purchase agreement with certain investors for the private placement of an aggregate of 2,185,716 shares of the Company’s common stock with a par value of $0.0001 per share and 2,185,716 warrants to purchase 1,092,858 shares of the Company’s common stock. The warrants issued have a six-month exercise period with an exercise price of $7.00 per share.  The warrants were exercisable and fully vested upon issuance.  The total gross proceeds received were $15,300,012.  Underwriting commissions, legal fees and offering expenses were $1,035,694 and were recorded as a reduction of additional paid-in-capital.  The common stock and warrants were recorded at their relative fair value of $12,428,425 and $1,838,893, respectively. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions: discount rate of 0.21%, expected dividend yield of 0%; expected volatility rate of 74.46%, fair value of the underlying common stock of US$7.41, and an expected term of 0.5 years.

On January3, 2011, the Company entered into a securities purchase agreement with certain investors for the private placement of an aggregate of 3,453,572 shares of the Company’s common stock with a par value of $0.0001 per share and 3,453,572 warrants to purchase 1,726,786 shares of the Company’s common stock. The warrants issued have a six-month exercise period with an exercise price of $7.00 per share.  The warrants were exercisable and fully vested upon issuance.  The total gross proceeds received were $24,175,004.  Underwriting commissions, legal fees and offering expenses were $1,271,152 and were recorded as a reduction of additional paid-in-capital.  The common stock and warrants were recorded at their relative fair value of $19,269,486 and $3,634,365, respectively. The fair value of the warrants was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions: discount rate of 0.29%, expected dividend yield of 0%; expected volatility rate of 72.26%, fair value of the underlying common stock of US$7.47, and an expected term of 1 year.

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

Voting Rights

The holders of the Series A Preferred Stock do not have voting rights except for affirmative vote or consent for the Company to carry out the following:

(i)	authorize, create, issue or increase the authorized or issued amount of any class or series of preferred stock, which class or series, in any such case, ranks paripassu or senior to the Series A Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up;

(ii)	amend, alter or repeal the provisions of the Series A Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock; provided, however, that any creation and issuance of another series of junior stock shall not be deemed to adversely affect such rights, preferences, privileges or voting powers;

(iii)	repurchase, redeem or pay dividends on, shares of common stock or any other shares of the Company's junior stock (other than de minimus repurchases from employees of the Company in certain circumstances or repurchases pursuant to a plan approved by the Board of Directors);

(iv)	amend the Certificate of Incorporation or By-Laws of the Company so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Convertible Preferred Stock; provided, however, that any creation and issuance of another series of junior stock shall not be deemed to adversely affect such rights, preferences, privileges or voting powers;

(v)	effect any distribution with respect to junior stock other than as permitted hereby;

(vi)	reclassify the Company's outstanding securities;

(vii)	voluntarily file for bankruptcy, liquidate the Company’s assets or make an assignment for the benefit of the Company’s creditors; or

(viii)	materially change the nature of the Company’s business

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

During the year ended December 31, 2011, 836,000 shares of Series A Preferred Stock were converted into 3,800,000 shares of common stock.

During the year ended December 31, 2010, 11,000 shares of Series A Preferred Stock were converted into 50,000 shares of common stock.

The outstanding numbers of Series A-1 Warrants were 1,704,545 as of December 31, 2011 and 2010.  The outstanding numbers of Series A-2 Warrants were 2,272,728 as of December 31, 2011 and 2010.

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

During the year ended December 31, 2010, 510,000 shares of Series B Preferred Stock were converted into 510,000 shares of common stock. During the year ended December 31, 2011, 1,200,000 shares of Series B Preferred Stock were converted into 1,200,000 shares of common stock.

(d)           OTHER WARRANTS

On February 5, 2010, as part of the service fee, the Company granted warrants to an investor relations consulting firm for the purchase of 30,000 shares of the Company’s common stock at an exercise price of $10.00 per share.  The warrants vest one year from the date of grant and expire 18 months from the date of vesting.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the warrants at grant date was approximately $3.65 per share.  The amount of stock-based compensation expense recognized for the warrant was $36,241 and $73,391, for the years ended December 31, 2011 and 2010, respectively.

Following is a summary of warrant activities for the two years ended December 31, 2011:

	Number of shares	Average exercise price per share	Weighed average remaining contractual term in years

Outstanding at December 31, 2008	3,977,273	$3.80	3.81
Granted	30,000	6.00
Outstanding at December 31, 2009	4,007,273	$3.82	2.80
Granted	1,122,858	7.08
Outstanding at December 31, 2010	5,130,131	$4.53	1.96
Exercisable at December 31, 2010	5,100,131	4.50	1.96
Forfeited	1,152,858	$7.00
Granted	1,726,786	7.50
Outstanding at December 31, 2011	5,704,059	$4.92	0.96
Exercisable at December 31, 2011	5,704,059	4.80	0.96

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

As of December 31, 2011 and 2010, the Company’s PRC subsidiaries and consolidated variable interest entity did not make appropriations to statutory reserves, as the accumulated balance of such reserves had reached 50% of their respective registered capital.  The accumulated balance of such reserves maintained at the Company’s PRC subsidiaries and consolidated variable interest entity as of December 31, 2011 and 2010 was $4,920,114.  The same amount was appropriated at the Company level.

13. STOCK-BASED COMPENSATION

The Company’s stock option plans permit the grant of stock options to its employees and nonemployees under 2003 Equity Incentive Program (“Program”), under which 6,000,000 options were authorized by the Board of Directors and the Compensation Committee.  The Company believes that such awards better align the interests of the stock option grantees with those of its stockholders.  Option awards are generally granted with an exercise price not less than the fair market value of a share on the date of the grant of the options.  The option awards granted should be exercised by the grantees no later than the tenth anniversary (the fifth anniversary if the grantees is a ten percent stockholder) of the grant date.  The outstanding numbers of options under the Program were 2,248,000 and 3,028,000 as of December 31, 2011 and 2010.

On January 1, 2010, the Company granted non-transferable stock options to purchase 2,752,000 shares of the Company’s common stock to employees.  The exercise price is $7.04 per share.  The options vest evenly each quarter over a five-year period and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the option at granted date was approximately $5.25 per share.  The amount of stock-based compensation expense recognized for the options was $2,076,864 and $2,810,192 for the year ended December 31, 2011 and 2010, respectively.

On January 4, 2010, the Company granted non-transferable stock options to the purchase 20,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $7.30 per share.  The options vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $6.07 per share.  The amount of stock-based compensation expense recognized for the options was nil and $242,808 for the year ended December 31, 2011 and 2010, respectively.

On June 23, 2010, the Company granted non-transferable stock options to purchase 60,000 shares of the Company’s common stock to an employee.  The exercise price is $8.98 per share.  The option vest evenly each quarter over a five-year period and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $6.50 per share.  The amount of stock-based compensation expense recognized for the options was $19,512 and $39,024 for the year ended December 31, 2011 and 2010, respectively. As the holder of this option was resigned the company therefore the same was forfeited during the year 2011.

On September 30, 2010, as part of the service fee, the Company granted non-transferable stock options to purchase 20,000 shares of the Company’s common stock to a financial advisory consultant.  The exercise price is $7.04 per share.  The option vest one year and expire six years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $4.61 per share.  The amount of stock-based compensation expense recognized for the options was $69,108 and $23,037 for the year ended December 31, 2011 and 2010, respectively.

On December 7, 2010, the Company granted non-transferable stock options to purchase 20,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $7.38 per share.  The option vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $5.98 per share.  The amount of stock-based compensation expense recognized for the options was $59,839 and $14,799 for the year ended December 31, 2011 and 2010, respectively. As the holder of this option was resigned the company therefore the same was forfeited during the year 2011.

On May 26, 2011, the Company granted non-transferable stock options to purchase 180,000 shares of the Company’s common stock to each of the two independent directors.  The exercise price is $1.84 per share.  The option vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $1.45 per share.  The amount of stock-based compensation expense recognized for the options was $152,545 for the year ended December 31, 2011.

On May 26, 2011, as part of the service fee, the Company granted non-transferable stock options to purchase 300,000 shares of the Company’s common stock to a financial advisory consultant firm. The option vest two year and expire three years from the date of grant.  The Company determined,the exercise price is $1.84 per share.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $0.83 per share.  The amount of stock-based compensation expense recognized for the options was $77,438, for the year ended December 31, 2011.

On May 30, 2011, the Company granted non-transferable stock options to purchase 300,000 shares of the Company’s common stock to an employee.  The exercise price is $1.84 per share.  The option vest evenly each quarter in one year and expire ten years from the date of grant.  The Company determined, based on the Black-Scholes Option Pricing Model, that the estimated fair value of the options at grant date was approximately $1.45 per share.  The amount of stock-based compensation expense recognized for the options was $84,712 for the year ended December 31, 2011.

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

Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2011 and 2010:

	Options granted in 2011	Options granted in 2010

Expected dividend yield	Nil	Nil
Expected volatility	73.26~73.33%	76.93~87.99%
Risk-free interest rate	0.83~3.07%	0.08~3.36%
Expected term	3~10 years	5~10 years
Fair value of underlying common stock (per share)	$1.84	$6.75~8.98

Following is a summary of stock option activities for the two years ended December 31, 2011:

		Weighted	Weighted average
		average	remaining
	Number	exercise prices	contractual term	Aggregate
	of options	per share	in years	intrinsic value

Balance at December 31, 2008	40,000	$4.00	9.88
Granted	20,000	7.09
Balance at December 31, 2009	60,000	$5.03	7.91
Granted	2,912,000	7.09
Exercised	35,000	7.04
Forfeited	25,000	7.04
Balance at December 31, 2010	2,912,000	$7.05	5.18	$925,680
Exercisable at December 31, 2010	468,550	$6.82	5.51	$247,375
Granted	780,000	1.84
Exercised	-	-
Forfeited	638,500	7.04
Balance at December 31, 2011	3,053,500	$5.75	3.61	$-
Exercisable at December 31, 2011	3,053,500	$5.71	4.70	$-

The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $5.29 and $5.29 per share respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was nil and $90,191, respectively.

As of December 31, 2011, there was $7,646,261of total unrecognized compensation cost related to non-vested stock options.  That cost is expected to be recognized over a weighted average period of 2.51 years.  The total fair value of stock options vested during the years ended December 31, 2011 and 2010 was $ 4,570,402 and $2,452,312, respectively.

Total stock-based compensation expenses for the years ended December 31, 2011 and 2010 were $2,540,018 and $4,214,675, respectively that were recorded in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

14. FAIR VALUE MEASUREMENTS

The carrying amounts, at face value or cost plus accrued interest, of all financial instruments approximate their fair value because of the short maturity of these instruments.

15. LEASE COMMITMENTS

In 2010, in connection with the construction of a new 50,000-ton biodiesel production plant, the Group entered into a 15-year non-cancelable and renewable lease of land (land use right) for a term of 15 years.  The Group also has several non-cancelable operating leases, primarily for oil storage facilities and gas stations (see Note 8).

Minimum lease payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.  Rental expenses of operating leases, including lease of gas stations, for the years ended December 31, 2011 and 2010 amounted to $2,459,167 and $3,541,407, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

Years ending December 31,2011:

2012	$111,218
2013	238,326
2014	238,326
2015	238,326
2016	238,326
Years thereafter, through 2024	1,016,858

Total minimum lease payments	$2,081,380

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years indicated:

	Years ended December 31,
	2011	2010
Numerator:
Net income attributable to China Integrated Energy Inc.	$28,711,548	$53,819,001

Shares (denominator):

Weighted average ordinary shares outstanding-basic	43,286,481	33,702,792
Plus: Weighted average incremental shares from assumed conversion of convertible preferred stock	4,381,714	6,256,605
Weighted average incremental shares from assumed exercise of warrants and options	-	2,240,397
Weighted average ordinary shares outstanding used in computing diluted earnings per ordinary share	47,668,195	42,199,794

Earnings per ordinary share-basic	$0.66	$1.60
Earnings per ordinary share-diluted	$0.60	$1.28

As of December 31, 2011, the Group had 8,757,559 warrants and options outstanding that were excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive. The Series A and Series B Convertible Preferred Stock are not participating securities.

17. SEGMENT REPORTING

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

The Group has three reportable operating segments: (1) wholesale distribution of finished oil and heavy oil, (2) production and sale of biodiesel, and (3) operation of retail gas stations.  The wholesale distribution of finished oil and heavy oil segment sells a variety of oil products including gasoline, diesel, heavy oil and naphtha.  This segment purchases the oil products from local refineries and sells to regional distributors.  The production and sale of biodiesel segment produces biodiesel using non-edible seed oil, waste cooking oil and vegetable oil residual as raw materials.  This segment sells the finished biodiesel products to power plants and marine transportation companies.  The operation of retail gas stations segment sells gasoline and diesel to motor vehicle drivers at the Group’s gas stations.  There were no transactions between reporting segments during the years ended December 31, 2011 and 2010, respectively.

Segment information is as follows:

	Years ended December 31,
	2011	2010
Sales
Wholesale distribution of finished oil and heavy oil	$359,644,889	$273,082,322
Production and sale of biodiesel	59,892,918	74,916,830
Operation of retail gas stations	80,466,185	90,683,502
Total	$500,003,992	$438,682,654

Cost of sales
Wholesale distribution of finished oil and heavy oil	$321,391,842	$244,638,195
Production and sale of biodiesel	42,796,851	52,040,039
Operation of retail gas stations	70,687,563	78,820,697
Total	$434,876,256	$375,498,931

Gross profit
Wholesale distribution of finished oil and heavy oil	$38,253,047	$28,444,127
Production and sale of biodiesel	17,096,067	22,876,791
Operation of retail gas stations	9,778,622	11,862,805
Total	$65,127,736	$63,183,723

Total assets
Wholesale distribution of finished oil and heavy oil	$223,287,431	$146,648,200
Production and sale of biodiesel	57,681,770	59,126,210
Operation of retail gas stations	37,525,375	61,584,760
Total	$318,494,576	$267,359,170

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$6,595,588	$161,196
Production and sale of biodiesel	1,423,466	27,530,335
Operation of retail gas stations	-	15,579,183
Total	$8,019,055	$43,270,714

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$360,879	$230,910
Production and sale of biodiesel	1,475,749	991,015
Operation of retail gas stations	798,885	416,144
Total	$2,635,513	$1,638,069

The following is a reconciliation of the Group’s gross profit to earnings before income tax:

	Years ended December 31,
	2011	2010
Gross profit	65,127,736	63,183,723
Unallocated head office expenses	25,585,132	8,938,859
Income from operations	39,542,604	54,244,864
Other (expenses) income	(1,422,740)	(199,062)
Earnings before income tax	38,119,864	54,045,802

18. ACQUISITION

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

The following table summarizes the amounts of fair value of the assets acquired and liabilities assumed at the acquisition date:

	Fair value	Useful life
Cash	$626,593
Current assets	4,800,472
Property, plant and equipment
- Buildings	3,227,467	20 years
- Biodiesel processing equipment	5,307,825	10 years
- Office equipment	21,669	5 years
- Motor vehicles	49,088	5 years
Total property, plant and equipment	8,606,049
Land use right	5,099,485	50 years
Other long-term assets	19,015

Current liabilities	(4,438,914)
Deferred tax liabilities	(1,197,591)

Total identifiable net assets acquired	12,888,516

Goodwill	3,778,151

Consideration	$16,666,667

The goodwill of $3,778,151 arising from the Acquisition is mainly for the synergies and cost reduction expected to be achieved.  All of the goodwill is allocated to the production and sale of biodiesel segment and is not deductible for tax purpose.

During the year ended December 31, 2010, Xi’an Baorun also acquired Shenmu, Jinzheng and Xinyuan for a total cash consideration of approximately $9.15 million, $10.3 million and $4.5 million.  Shenmu, Jinzheng and Xinyuanis engaged in the operation of a retail gas station located in Shenmu County, Shaanxi Province, the PRC.  After this acquisition, Shenmu, Jinzheng and Xinyuan became a wholly-owned subsidiary of Xi’an Baorun.  The acquisition of Shenmu, Jinzheng and Xinyuan was not significant to the Group.

On April 8, 2011, Xi’an Baorun Industrial Development Co., Ltd. (“Xi’an Baorun”),  the  variable interest entity and deemed subsidiary through certain contractual relationships of China Integrated Energy, Inc., a Delaware corporation (the “Company”), received a written notice dated April 6, 2011 (the “Termination Notice”) from Shaanxi Highway Services Co., Ltd. (the “Shaanxi Highway Department”) notifying Xi’an Baorun that the Shaanxi Highway Department is terminating the Gas Station Leasing and Operation Agreement dated May 20, 2008 (the “Agreement”) between Xi’an Baorun and the Shaanxi Highway Department, pursuant to which four gas stations are leased to Xi’an Baorun by the Shaanxi Highway Department.  The Shaanxi Highway Department has recalled all of the 32 gas stations that are currently being leased by the Shaanxi Highway Department to third parties, including the four gas stations operated by Xi’an Baorun.  This reduces the total number of gas stations leased by Xi’an Baorun from thirteen to nine.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

On May 16, 2011, China Integrated Energy, Inc. (the “Company”) received a letter from The NASDAQ Stock Market LLC (“Nasdaq”).  Nasdaq indicated in its letter that the continued listing of the Company’s securities on Nasdaq is no longer warranted based on criteria.

On July 8, 2011, China Integrated Energy, Inc. (the “Company”) received a termination notice from the owners of the Shaanxi Fangwei Road Gas Station that due to their immediate need for funding and because the Company would not agree to the owners’ previous requests to increase the Company’s rental rate for the Fangwei Road Gas Station above what had been negotiated in the Gas Station Contract with the Company in May 2009, the owners decided to sell the gas station for RMB60 million.  Pursuant to the notice, the Company was given five days to exercise its preemptive right under the Gas Station Contract to purchase the gas station, and if the Company chose not to do so, the lease would be terminated.  After due consideration, the Company determined that the purchase price was excessive and chose not to exercise the option to buy the Fangwei Road Gas Station. As a result, as of July 20, 2011, the lease was terminated.

On July 11, 2011, the Company received notice from the owner of the Xi’an Baqiao District Lantian Gas Station that due to the renovation and expansion of the Wangcun Subdistrict where the Lantian Gas Station is located, the Xi’an Municipal government has required Lantian Gas Station to complete the preparations by July 20, 2011 for demolition and relocation.  As a result, the Gas Station Lease Contract entered into with the Company on July 27, 2009 could no longer be performed.

Appointment of Directors and Officers

On April 21, 2011, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) received notification from Mr. Larry Goldman that effective immediately, he resigned as a member of the Board of the Company.  At the time of his resignation, Mr. Goldman also served as Chairman of the Audit Committee.

On April 28, 2011, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) appointed Mr. Steven Markscheid as a director and a member and Chairman of the Audit Committee.  The Board determined that Mr. Markscheid is an “independent director” as that term is defined in accordance with Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

On May 3, 2011, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) received notification from Mr. Wenbing Christopher Wang that effective immediately, he resigned as a member of the Board of the Company.  At the time of his resignation, Mr. Wang also served as a member of the Audit Committee.

On May 19, 2011, China Integrated Energy, Inc. (the “Company”) appointed Mr. Jeff Chan Kok Wee, age 34, to serve as Chief Financial Officer of the Company. On September 18, 2012, Mr. Jeff Chan tendered a letter of resignation from his position as Chief Financial Officer of the Company, which will be effective as of September 30, 2012 and Ms. Gaihong Li (Lisa), age 35, will succeed Mr. Chan as Chief Financial Officer. Ms. Gaihong Li (Lisa) is currently Executive Vice President, Financial Controller, Chief Financial Offcier and Director of the Company.

On May 31, 2011, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) appointed Mr. Liren Wei as a director and a member of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The following are two litigation matters still in process.

Larry Brown, et al. v. China Integrated Energy, Inc. et al., (Consolidated Class Action), District Court for the Central District of California; Case No. CV-11-02559-MMM-PLAx: This is a shareholder consolidated class action initiated on March 25, 2011 against the Company, certain of its current and former officers and directors, and its former auditors alleging violations of the United States securities laws (including alleged misrepresentations as to the Company’s financial condition and the non-disclosure of related-party transactions in violation of sections 10b and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933 ). The Consolidated Class Action Complaint, filed on December 20, 2011, seeks the recovery of unspecified compensatory damages, as well as the costs of suit, primarily based upon short-seller analyst reports published in or about March 2011 (which reports prompted a thorough independent review by the Company’s audit committee). On February 22, 2012, the Company filed a motion to dismiss the action for failure to state a legally viable claim. By Order dated April 2, 2012, the Court denied the Company’s motion to dismiss. Thereafter, the proceeding has entered into the discovery phase, and on August 15, 2013, plaintiff filed a motion for class certification. Discovery as to issues related to class certification is ongoing, and the defendants’ opposition to plaintiff’s motion is currently scheduled to be filed on or before February 17, 2014. The Company intends to vigorously defend the claims. As of this date, and given the ongoing and early stages of discovery in the action, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

In re China Integrated Energy, Inc. Stockholder Litigation, (Consolidated) Delaware Court of Chancery, C.A. No. 6625-VCL: Initiated by three separate shareholder actions filed on June 30, 2011, July 7, 2011 and May 2, 2012 following a number of short-seller analyst reports, this is a consolidated derivative action brought on behalf of the Company against current and former officers and directors of the Company alleging that certain officers and directors made misrepresentations concerning the Company’s financial condition; entered into transactions that were not authorized by the Board of Directors; and/or otherwise breached their fiduciary duties. The shareholders asserted an independent claim against the Company, seeking to compel an annual meeting of the shareholders pursuant to section 8 of the Delaware Corporate Law. Each of the Company’s current and former officers and directors filed motions to dismiss the claims asserted against them, and intend to vigorously defend the claims asserted against them. Prior to the resolution of the pending motions, in March 2013, the parties stipulated to stay further litigation of the claims pending the resolution of a class action litigation initiated in California (described below). By further stipulation, the shareholder plaintiffs and the Company agreed upon conditions for the scheduling and occurrence of a shareholder meeting, and by amended order of the court dated October 7, 2013, the Company has been directed to hold such a meeting on or before December 31, 2013. The annual meeting was held on December 20, 2013.

20. SUBSEQUENT EVENTS

On February 2, 2012, May 16, 2012 and May 17, 2012 the Group received termination notices from Shaanxi Andong Gas Station, Jindou Gas Station and Huafu Gas Station for the gas stations leased by Xi'an Baorun at those locations. The termination of the operating lease for Andong Gas Station is due to the expected demolition of this gas station due to the reconstruction project, a project undertaken by the local government. The termination of the Jindou and Huafu Gas Station lease results from the owner's decision to sell the gas station. According to the Gas Station Leasing and Operation with the Andong and Huafu Gas Station, the Group were given priority to acquire the gas station in the event of a sale by its owner. However, the price demanded by the owner was in the opinion of the Company unreasonably high and was outside the internal guidelines and policies the Group have in place with respect to acquisitions. The Company expects to receive a refund for the advance lease payments made amounting to approximately $11.3 million for the three gas stations (approximately equivalent to RMB71 million).

On September 24, 2012, the Group received termination notices from Xi 'anBaQiao district government for the gas stations the Group owned at this locations. According to the new BaQiao government regional development planning, a modern agricultural demonstration zone named “Bailuyuan agricultural demonstration zone” will be built. Xinyuan Gas Station will be demolished station due to the reconstruction project, this project undertaken by the local government. As at the ceased date, the net book value for Xinyuan gas station was approximately $4.1 million (approximately equivalent to RMB25.8 million). The Group have accrued impairment approximately $3.0 million for the operation permit and the fixed assets in 2012.

Due to the road rebuilding project in ShenmuHongjiannao area, traffic flow decrease sharp for our Shenmu gas station. There is a new PetroChina gas station which nearby our Shenmu gas station started operation in December 2012, the Group have lost a lot of customers for Shenmu gas station. The management decided to sell the Shenmu gas station. In March 24, 2013, the Group sold this gas station in a net loss approximately $7.4 million (approximately equivalent to RMB46.7 million).

Starting in mid 2012, The Group’s biodiesel production plant located in Tongchuan City, commenced the process of being repaired and modernized due to the corrosion of certain production equipment. The Tongchaun City plant has a 100,000-ton design capacity, but a 90,000 ton production capacity. The Group has to perform a technological upgrade to its production equipment and process to utilize a new non-acid based catalyst. The Group begun this project in the second fiscal quarter of 2012 and expects to complete the construction and testing in the first quarter of 2014.

The Group also has constructed a 50,000-ton biodiesel production plant in Tongchuan City. The Group expected to complete testing in 2012, but due to an issue regarding the sourcing of the required catalyst agent that occurred in 2012, the plant is not yet placed into operations as of the reporting date. The Group is working with National Chemical Institute in the PRC to locate an alternative catalyst agent and other solution to start operations by 2015 The Group is also actively consulting with academic experts in biodiesel production the PRC to find solutions and management expects to have solutions in 2015.

On June 30, 2013, Mr. Junrong Guo, an independent director of the Company advised the Company that he has decided to resign from his position as a director on the Company’s Board of Directors, and from his position as a member of the Audit, Compensation and Nominating and Corporate Governance Committees, for personal reasons.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Integrated Energy, Inc.

	By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President

January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief Executive	January 14, 2014
Gao Xincheng	Officer and President (principal executive officer)

/s/ Gaihong Li	Chief Financial Officer (principal	January 14, 2014
Li Gaihong	financial and accounting officer), Executive Vice President and Director

/s/ Stephen Markscheid	Director	January 14, 2014
Stephen Markscheid

/s/ Liren Wei	Director	January 14, 2014
Liren Wei

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of October 23, 2007 (1)
2.2	Agreement and Plan of Merger, dated November 15, 2007 (2)
3.1	Certificate of Correction filed on July 24, 2007 (3)
3.1	Certificate of Amendment filed on June 11, 2007 (4)
3.1	Articles of Incorporation (5)
3.1	Certificate of Amendment to Articles of Incorporation (6)
3.1	Certificate of Ownership and Merger, dated November 15, 2007 (2)
3.1	Certificate of Incorporation of China Integrated Energy, Inc. (7)
3.2	By-laws (5)
4.1	Form of Warrant (1)
4.2	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (1)
4.3	Amended and Restated Certificate of Designation of the Relative Rights and Preferences of Series B Convertible Preferred Stock (10)
4.4	Form of Debenture (9)
4.5	Series A-1 Warrant Amendment, dated January 22, 2010(15)
4.6	Series A-2 Warrant Amendment, dated January 22, 2010 (15)
4.7	Form of Common Stock Purchase Warrant dated December 31, 2010 (18)
4.8	Form of Common Stock Purchase Warrant dated January 6, 2011 (19)
10.3	Exclusive Option Agreement by and between Gao Huiling and Baorun Industrial, dated as of October 19, 2007 (7)
10.4	Exclusive Option Agreement by and between Liu Yunlong and Baorun Industrial, dated as of October 19, 2007 (7)
10.5	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Xincheng, dated as of October 19, 2007 (7)
10.6	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Gao Huiling, dated as of October 19, 2007 (7)
10.7	Equity Pledge Agreement by and among Redsky China, Baorun Industrial and Liu Yunlong, dated as of October 19, 2007 (7)
10.8	Power of Attorney of Gao Xincheng (8)
10.9	Power of Attorney of Gao Huiling (8)
10.10	Power of Attorney of Liu Yunlong (8)
10.11	Nominee Letter between Redsky China and Gao Xincheng (8)
10.12	Nominee Letter between Redsky China and Gao Huiling (8)
10.13	Nominee Letter between Redsky China and Liu Yunlong (8)
10.14*	Employment Agreement between Baorun Industrial and Gao Xincheng, dated as of October 25, 2010 (16)
10.15*	Employment Agreement between Baorun Industrial and Li Gaihong, dated as of October 25, 2010 (16)
10.16	Amendment to Exclusive Business Cooperation Agreement, dated March 24, 2008 (8)
10.17	Securities Purchase Agreement, dated as of October 14, 2008 (9)
10.18	Registration Rights Agreement, dated as of October 14, 2008 (9)
10.19	Share Escrow Agreement, dated as of October 14, 2008 (9)
10.20	Management Escrow Agreement, dated as of October 14, 2008 (9)
10.21	Form of Warrant Exercise Agreement (9)
10.22*	Employment Agreement with Albert C. Pu, dated as of January 22, 2009 (11)
10.23	Gas Station Lease Agreement with Xinyuan Gas Station, dated as of February 1, 2007 (13)
10.24	Land Lease Agreement, dated as of April 20, 2006 (13)
10.25	Oil Storage Service Agreement, effective as of January 1, 2009 (13)
10.26	Oil Storage Service Agreement, dated as of August 26, 2008 (13)
10.27	Finished Oil Sales Contract by and between Yanchang Petroleum Oil (Group) Co., Ltd. and Xi’an Baorun Industrial, effective as of December 23, 2008 (13)

Exhibit Number	Description

10.28	Finished Oil Sales Contract by and between China Petroleum & Chemical Corporation Chuanyu Trading Co., Ltd. and Xi’an Baorun Industrial, dated as of January 25, 2009 (13)
10.29	Registration Rights Agreement, dated September 10, 2009, by and between the Company and Longgen Zhang and Yuan Gong (14)
10.30	Lease Contract, dated April 30, 2008, amending the terms of the Land Lease Agreement, dated April 20, 2006 (14)
10.31	2003 Equity Incentive Program (6)
10.32	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.33	Finished Oil Products Sales Contract by and between Yanchang Petroleum (Group) Corp. Ltd. and Xi’an Baorun Industrial Development Co. (17)
10.34	Gas Station Lease Agreement with Andong Gas Station, dated December 17, 2009 (17)
10.35	Gas Station Lease Agreement with Xi’an Jindou Gas Station, dated December 15, 2009 (17)
10.36	Finished Oil Sales Contract by and between Chongqing Oil Subsidiary Company of China Petroleum & Chemical Corporation, dated as of January 6, 2010 (17)
10.37	Equity Transfer Agreement for Hanyang Jinzheng Petroleum Sales Co., Ltd, dated December 13, 2009 (17)
10.38	Securities Purchase Agreement dated as of December 28, 2010 (18)
10.39	Securities Purchase Agreement dated as of January 3, 2011 (19)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries (7)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

_________________
+ Filed herewith.
* Management Contract or Compensatory Arrangement

(1)	Incorporated by reference to the Company’s Form 8-K filed on October 29, 2007.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 23, 2007.
(3)	Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(4)	Incorporated by reference to the Company’s Form 10-QSB filed on August 3, 2007.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB.
(6)	Incorporated by reference to the Company’s Definitive Information Statement filed on September 19, 2003.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 initially filed on December 7, 2007.
(8)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2008.
(9)	Incorporated by reference to the Company’s Form 8-K filed on October 20, 2008.
(10)	Incorporated by reference to the Company’s Form 10-K filed on March 25, 2009.
(11)	Incorporated by reference to the Company’s Form 10-Q filed on May 13, 2009.
(12)	Incorporated by reference to the Company’s Form 10-Q filed on August 11, 2009.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 10, 2009.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on October 5, 2009.
(15)	Incorporated by reference to the Company’s Form 8-K filed on January 28, 2010.
(16)	Incorporated by reference to the Company’s Form 8-K filed on December 23, 2010.
(17)	Incorporated by reference to the Company’s Form 10-K filed on March 31, 2010.
(18)	Incorporated by reference to the Company’s Form 8-K filed on December 29, 2010.
(19)	Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.

