Form 10-K/A
period 2010-12-31
China Integrated Energy, Inc.
filed 2014-09-03
CIK 1070045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-25413

China Integrated Energy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0854589
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

10F, Western International Square
2 Gaoxin Road
Xi'an, Shaanxi Province, China	710075
Address of Principal Executive	(Zip Code)

Registrant’s telephone number, including area code:  +86-29-65681111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	NASDAQ Capital Market
(Title of Class)	(Name of exchange on which registered)

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

As of August 29, 2014, there were 44,503,379 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

Overview

We are a leading non-state-owned integrated energy company in China engaged in three business segments, the wholesale distribution of finished oil and heavy oil products, the production and sale of biodiesel and the operation of retail gas stations. Our major business segment is the wholesale distribution of finished oil and heavy oil products. We sell primarily gasoline, diesel and heavy oil in 16 provinces and municipalities through seven sales offices located in various regions of China. We also have four oil storage depots located in Shaanxi Province. Of the four oil storage depots, we own one, lease one and have the rights to use two of the depots through oil storage service agreements with the state-owned entities that own such depots. We are one of only four non-state-owned distributors in Shaanxi Province that are licensed to sell both finished oil and heavy oil products, and are a leading non-state-owned distributor in Shaanxi Province distributing all grades of gasoline, diesel and heavy oil. We currently enjoy convenient railway freight access enabling us to distribute our products to Sichuan, Guizhou and Yunnan Provinces. As a high volume distributor, we experience high inventory turnover with minimum inventory exposure, and have therefore been able to maintain a stable margin in our distribution business despite the volatility of global oil prices. We plan to grow our wholesale distribution of finished oil and heavy oil business by increasing our coverage area and further penetrating our existing customers and territories.

We operate two biodiesel production plants, one biodiesel production plant located in Tongchuan City, which has a 100,000 ton design capacity, but a 90,000 ton production capacity and another biodiesel plant in Chongqing City that has a 50,000-ton design capacity. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in Tongchuan City’s production plant. At full capacity, our Chongqing biodiesel facility can achieve gross margins of approximately 30%. We have completed construction of an additional 50,000-ton biodiesel production plant adjacent to the existing plant in Tongchuan City, Shaanxi Province. However, due to a catalyst bottleneck that occurred in 2012, currently the new plant is not operational. We are working with a national chemical institute to replace the catalyst and/or find another solution so that we can continue operations at the new plant as soon as possible. We intend to deploy advanced second-generation production technology as a critical component of the new facility and estimate that we will be able to reduce production costs at the facility by approximately 20%.

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

In 2010, we operated thirteen retail gas stations. Of the thirteen retail gas stations, we own three and lease ten. The average annual sales volume of each gas station is approximately 8,000 tons, equivalent to approximately 2.7 million gallons. During 2011, four gas station leases were cancelled by Shaanxi Highway Services Co., Ltd. as part of the government's effort to reduce the number of gas stations leased to third party operators. The other two leased gas stations were terminated due to the owner's decision to sell the gas station in connection with a project undertaken by the local government to widen the road. With our distribution license and stable finished oil supply, we generate more stable and higher margins from our sale of finished oil at the retail gas stations than from our wholesale distribution of finished oil and heavy oil business, since we sell directly to retail end customers. We plan to continue to expand our portfolio of retail gas stations through leasing or acquisitions. We are continuously looking for high-traffic locations within and outside of Xi’an City to add to our retail gas station portfolio. Due to fierce competition from Petrochina, SINOPEC and Shell in the gas station market, our gas station acquisition target will focus on secondary cities and cities at the county level.

Our total sales revenues increased to $438.7 million for year ended December 31, 2010 from $289.6 million in the same period of 2009, representing an increase of 51.45%. Our net income increased to $53.8 million for the year ended December 31, 2010 from $37.9 million in the same period of 2009, representing an increase of 42.1%.

Our Strengths

The following competitive strengths have been the foundation of our strong performance, and we expect that they will continue to facilitate our future growth:

Vertically integrated business model

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

 Secured access to abundant, diversified, and low-cost raw materials for biodiesel production

We have access to a stable and diversified source of biodiesel raw materials. In addition to non-edible seed oil, we also use waste cooking oil and vegetable oil residue as raw material for the first-generation biodiesel production. We were awarded four patents for biodiesel production processes that enable us to use multiple sources of raw materials interchangeably. Between 2006 and 2013, we filed 14 patent applications with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the four applications for utility model patents and one invention patent, allowed the three invention patent applications to pass preliminary examination and accepted the other patent applications for review. We maintain a flexible procurement model in which we adjust the relative quantities of each type of raw material we purchase, depending on their respective purchase prices, to minimize our raw material costs. In 2010, non-edible seed oil, vegetable oil residue and waste cooking oil accounted for approximately 21.8%, 37.5% and 40.7%, respectively of our raw material costs relating to our first-generation biodiesel production in Tongchuan City.

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

Established relationships with our suppliers and customers

We have been operating in the wholesale distribution of finished oil and heavy oil business since 1999 and have established strong relationships with our suppliers and customers. We believe that we have been one of the leading non-state-owned distributors of finished oil and heavy oil in Shaanxi Province. Our largest supplier, Shaanxi Yanchang Group, is the fourth largest oil company in China with over 10 million tons of refinery capacity. We have a long-standing relationship with Shaanxi Yanchang Group, which includes establishing representative offices with three oil refineries owned by Shaanxi Yanchang Group in Shaanxi Province.

We focus on customer satisfaction and believe that we have consistently delivered high quality products and services to our customers. We believe we have an established reputation among our customers and are able to maintain long-term relationships with them as evidenced by our customer retention rate and the increasing number of new customers. Our sales volume also increased significantly from 2007 through 2010.

We believe that both our suppliers and customers prefer to work with us for the following reasons:

•	We are an established player with a large-scale operation and stable supply;

•	We have a strong financial position and provide flexibility in payment terms; and

•	We have a professional purchase and sales team, which is responsive to suppliers’ and customers’ needs.

Early mover advantages

We were one of the first non-state-owned enterprises to engage in the wholesale distribution of finished oil and heavy oil products in Shaanxi Province. During the past 12 years, we have gradually built up our operational infrastructure, including extensive distribution channels, and four oil storage depots, plus we haveconvenient access to strategic railway lines. We have also obtained relevant licenses to conduct our wholesale distribution business, which has become increasingly more difficult for new entrants in our industry to obtain.

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

Experienced management team with proven track record

We have an experienced management team led by Mr. Xincheng Gao, our chairman, chief executive officer and president. Mr. Gao has extensive experience in the research and marketing of oil products. In 1999, Mr. Gao founded Xi’an Baorun Industrial Development Co., Ltd. (Xi’an Baorun Industrial) to process and distribute finished oil and heavy oil products. Prior to founding Xi’an Baorun Industrial, Mr. Gao worked in the Oil and Chemicals Department of Shaanxi Province and Zhongtian Oil and Chemical Group, responsible for research and development and marketing. With Mr. Gao’s vision and leadership, we have grown from a traditional distributor of finished and heavy oil products to a leading non-state-owned integrated energy company. Our sales have grown from $289.6 million in 2009 to $438.7 million in 2010, while net income has grown from $37.9 million to $53.8 million over the same period.

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

Our Growth Strategies

Our key growth strategies include the following:

Continue to increase our biodiesel production capacity and improve control of the raw material supply

We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility to supplement the demand for petro-diesel. We commenced construction on that new facility in the fourth quarter of 2009 and completed construction in the third quarter of 2011. Due to a catalyst bottleneck that occurred in 2012, the plant is not currently operational. We are working with a national chemical institute to replace the catalyst and/or find another solution so that we can continue operations. We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in the Tongchuan City production plant, which has a 100,000 ton design capacity, and a 90,000 ton production capacity. At full capacity, our Chongqing biodiesel facility can achieve gross margins of approximately 30%. We invested approximately $16.5 million in cash from cash on hand for the Chongqing biodiesel facility. We expect to benefit from the continued growth in overall energy consumption in China. We believe that we are one of the largest biodiesel producers in China based on production capacity at the end of 2010 and the only non-state-owned biodiesel producer with a distribution license. We continue to position ourselves as a leader in terms of capability, capacity and technology in this young biodiesel industry. Although we have secured abundant feedstock supply to support our current biodiesel production, we will continue to work with provincial and local agriculture administrations and environmental protection agencies for better cooperation and support for priority purchase of agricultural feedstock, waste cooking oil, and vegetable oil residue. We also will continue to work with leading universities and research institutes to develop alternative sources of feedstock to strengthen our supply chain and cost flexibility for biodiesel raw materials.

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

Continue application process to obtain oil import/export license

In 2008, we submitted an application for an oil import/export license. In October 2013, we obtained the approval regarding the fuel oil import license from the foreign trade department of MOFCOM.

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

Business Segments

Wholesale Distribution of Finished Oil and Heavy Oil Products

Oil supply

We sell on a wholesale basis a variety of oil products including gasoline, diesel, heavy oil and naphtha. Gasoline and diesel represent the majority of oil products consumed in China. Automobiles are the most important driver of gasoline consumption in China. Diesel is mainly used in vehicles and agricultural machines with diesel engines. Heavy oil is broadly used as fuel for ship boilers, heating furnaces, metallurgical furnaces and other industrial furnaces. Wholesale distribution of finished oil and heavy oil products accounted for approximately 62.3% of our total sales in 2010 and approximately 68.0% of our total sales in 2009.

Based on volume, we purchased approximately 49.9% of our gasoline and diesel oil products from our top five suppliers in 2010. During 2010, based on cost, we purchased approximately 20.3%  (compared to 30.8% in 2009) of our gasoline and diesel oil products from Shaanxi Yanchang Group, with whom we have had a strong relationship since establishing Xi’an Baorun Industrial, which included establishing supply and purchasing stations with three oil refineries that are owned by Shaanxi Yanchang Group in Shaanxi Province. While we depend on Shaanxi Yanchang Group for the majority of our gasoline and oil supply needs, we are actively seeking other sources of oil supply and believe that we can find alternative suppliers with comparable terms within a reasonable amount of time without any significant disruption in our operations.

Storage

We use four oil storage depots, which in the aggregate have the capacity to store approximately 59,000 m 3 of oil products. We constructed one oil storage depot located within our biodiesel production facility in Tongchuan City, Shaanxi Province, lease one oil storage depot in Tongchuan City and have the rights to use two state-owned oil storage depots located in Xi’an City and Weinan City, Shaanxi Province through oil storage service agreements. The terms of the lease agreement and the oil storage service agreements range from two years to eight years and these agreements are renewable every two years. Two of the state-owned depots are located on railways that provide us convenient access for distributing our products.

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

Customers

We currently sell our finished oil and heavy oil products to regional distributors in China that supply to industrial customers, retail service stations. We also provide finished oil products to our retail gas stations to directly sell to end users. We have adopted different terms for payment based upon the financial strength of the customer. For example, we have entered into agreements with PetroChina, SINOPEC, and other state-owned enterprises whereby we deliver products to agreed-upon locations and these customers agree to pay us after delivery. However, we require partial pre-payment in advance and cash on delivery from our customers that operate distributorships or own and operate private gas stations. These customers typically pay 10% to 15% of the total purchase price of the products to be delivered in advance, and when delivery takes place, they pay the remaining amounts owed. In 2010 and 2009, there was one customer that accounted for 25% or more of our sales. We did not experience any uncollectible accounts receivable or bad debt write-offs during 2007 through 2010.

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

Competition

We are one of the only four non-state-owned enterprises licensed to distribute both finished oil and heavy oil products in Shaanxi Province. Although barriers to entry in our industry are high due to stringent licensing requirements and the need for significant storage capacity for products, we face competition from other established companies located in other provinces and within Shaanxi Province that also engage in the wholesale distribution of finished and heavy oils. Such companies may have greater financial resources, sales resources, storage capacity and transportation capacity than we do, and may have exclusive supply and purchase arrangements with suppliers as a result of long-term relationships.

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

Production and Sale of Biodiesel

Production

In 2006, we built a 10,000 square meter biodiesel production facility with annual design capacity of 100,000 tons and production capacity of 90,000 tons. We commenced production at this facility in October 2007. The production of biodiesel is achieved through the effective performance of all equipment necessary for production. Initial production in 2008 required adjustments to equipment and a full debugging process. Our achievable utilization rate, after taking into account required periodic maintenance, is 90%. We have increased our biodiesel production capacity by 50,000 tons through construction of a new facility in Tongchuan City to supplement the demand for petro-diesel. We began construction on a new facility to increase capacity in the fourth quarter of 2009. Due to a catalyst bottleneck that occurred in 2012, this new facility is not currently operational. We are working with a national chemical institute to replace the catalyst and/or find another solution to commence operations. We have invested approximately $19 million in capital expenditures to accomplish this goal. In October 2010, we acquired Chongqing Tianrun Energy Development Co., Ltd., (“Chongqing Tianrun”) a 50,000-ton biodiesel plant. The Chongqing biodiesel facility uses first generation biodiesel production technology, similar to the production process used in our current 90,000-ton production plant. At full capacity, our Chongqing biodiesel facility can achieve gross margins of approximately 30%. .

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

Other Business Information

Research and Development

We own four utility model patents and one invention patent, we also have submitted nine other patent applications, of which three applications have passed preliminary examination and six applications have been accepted for review. We incurred insignificant amount in research and development expenditures for 2010 and 2009. We continue working with well-known universities and colleges and research centers to enhance current biodiesel production processes and develop next generation of biodiesel production technologies.

Intellectual Property

Our core technologies consist of: (i) one invention patents related to biodiesel production, and (ii) four utility model patents related to biodiesel production.

Between 2006 and 2014, we filed the following 14 patent applications listed below with the SIPO, all of which are related to our biodiesel production. The SIPO has approved the first four applications for utility model patents and the fifth invention patent, allowed the next three invention patent applications to pass preliminary examination and accepted the other patent applications for review.

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

Industry and Market Overview

China Oil Markets

Industry Overview

 China is the world's second-largest consumer of oil and projected to move from second-largest net importer of oil to the largest in 2014.

According to the Oil & Gas Journal (OGJ), as of January 2014, China holds 24.4 billion barrels of proven oil reserves, up over 0.7 billion barrels from the 2013 level and the highest in the Asia-Pacific region. China's total oil and liquids production, the fourth largest in the world, has risen by about 54% over the past two decades and serves only its domestic market. However, the production growth has not kept pace with demand growth during this period. In 2013, China produced an estimated 4.5 million barrels per day (bbl/d) of total oil liquids, of which 93% was crude oil. EIA forecasts China's oil production to rise to about 4.6 million bbl/d by the end of 2014. Over the longer term, EIA projects a steady growth for China's oil and liquids production, reaching 4.6 million bbl/d in 2020 and 5.6 million bbl/d by 2040. Most of the growth over the long term is from non-petroleum liquids such as gas-to-liquids, coal-to-liquids, kerogen, and biofuels, as crude oil production remains relatively flat.

China's oil consumption growth has eased after a high of 14% in 2009, reflecting the effects of the most recent global financial and economic downturn. Despite the slower growth, the country still made up nearly a third of global oil demand growth in 2013, according to EIA estimates. China consumed an estimated 10.7 million bbl/d of oil in 2013, up 380 thousand bbl/d, or almost 4%, from 2012. In 2009, China became the second-largest net oil importer in the world behind the United States, and average net total oil imports reached 6.2 million bbl/d in 2013. Notably, for the fourth quarter of 2013, China actually became the largest global net importer of oil. EIA projects that China is likely to surpass the United States in net oil imports on an annual basis by 2014 as U.S. oil production and Chinese oil demand increase simultaneously. China's oil demand growth hinges on several factors, such as domestic economic growth and trade, power generation, transportation sector shifts, and refining capabilities. EIA forecasts that China's oil consumption will continue growing through 2014 at a moderate pace to approximately 11.1 million bbl/d, and its net oil imports will reach 6.6 million bbl/d compared to 5.5 million bbl/d for the United States.

As China's oil demand continues to outstrip production at home, oil imports have increased dramatically over the past decade, reaching record highs in 2013. To ensure adequate oil supply and mitigate geopolitical uncertainties, China has diversified its sources of crude oil imports in recent years. China imported 5.4 million bbl/d of crude oil on average in 2012, rising 7% from 5.1 million bbl/d in 2011, according to China's customs data and FGE. In 2013, import growth slowed to about 4.4% from 2012 levels, and crude oil imports averaged 5.6 million bbl/d. Crude imports now outweigh domestic supply, and they made up over half of total oil consumption in 2013. The government's current Five-Year plan targets oil imports reaching no more than 61% of its demand by the end of 2015. EIA expects China to import over 66% of its total oil by 2020 and 72% by 2040 as demand is expected to grow faster than domestic crude supply.

China's national oil companies dominate the oil and gas upstream and downstream sectors, although the government has granted international oil companies more access to technically challenging onshore and deep water offshore fields. China revised its oil price reform legislation in 2013 to further reflect international oil prices in the country's domestic demand.

The China National Petroleum Corporation (CNPC) and the China Petroleum and Chemical Corporation (Sinopec),these two conglomerates operate a range of local subsidiaries, and together control China's upstream and downstream oil markets. CNPC is the leading upstream player in China and, along with its publicly-listed arm, PetroChina, accounts for an estimated 53% and 75% of China's total oil and natural gas output, respectively, according to FACTS Global Energy (FGE). CNPC's current strategy is to integrate its sectors and capture more downstream market share. Sinopec, on the other hand, has traditionally focused on downstream activities, such as refining and distribution, with these sectors making up over 76% of the company's revenues in recent years. The company seeks to acquire more upstream assets to capture more value from oil and gas production and diversify its revenue sources.

Additional state-owned oil firms have emerged over the past several years. The China National Offshore Oil Corporation (CNOOC), which is responsible for offshore oil exploration and production, has seen its role expand as a result of growing attention to offshore zones. Also, the company has proven to be a growing competitor to CNPC and Sinopec by not only increasing its exploration and production (E&P) expenditures in the South China Sea, but also extending its reach into the downstream sector, particularly in the southern Guangdong Province.

China's largest oil fields

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

New Pricing Regime to Counter Refined Oil Shortage

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

 China's largest oil fields are mature, and production has peaked, leading companies to invest in techniques to sustain oil flows at the mature fields, while also focusing on developing largely untapped reserves in the western interior provinces and offshore fields.

After bolstering domestic oil output in 2010, China has experienced more moderate oil production growth since then. China boosted its domestic oil output by over 7% in 2010, after incremental growth in the previous two decades. Oil production in 2013 reached nearly 4.5 million bbl/d, about 50% higher than the level two decades ago. Approximately 81% of Chinese current crude oil production capacity is located onshore, while 19% of crude oil production is from shallow offshore reserves. New offshore production, enhanced oil recovery (EOR) of older onshore fields, and small discoveries in existing basins are the main contributors to incremental production increases. China's NOCs are investing a great deal in EOR techniques such as water injection, polymer flooding, and steam flooding, among others, to offset oil production declines from these mature, onshore fields.

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

China’s Biodiesel Market

Biodiesel

Biodiesel is a cleaner-burning and renewable fuel produced from animal fats, vegetable oil, and waste cooking oil. The chemical properties of biodiesel are very similar to those of petro-diesel, and biodiesel has the potential for replacing petro-diesel in many applications. Biodiesel is made through a chemical process called transesterification, which separates the glycerin from the fat or vegetable oil. The process generates two products - methyl esters (the chemical name for biodiesel) and glycerin (a byproduct with value for use in soaps and other products).

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

(iii)	a finished oil depot, which shall have a capacity not smaller than 10,000 m3 , conforming to the local urban and rural planning requirements, and be approved by other relevant administrative departments; and

(iv)	facilities for unloading finished oil such as conduit pipes, special railway lines, and transportation vehicles with a capacity of 10,000 tons or more to transport refined oil on the highway or over water to ports.

In practice, it has become increasingly difficult for enterprises (particularly foreign-funded enterprises) to meet the requirement (iii) above. As both the number of available oil depots and state land and resources are reaching full capacity, it is more of a challenge to obtain a finished oil depot with a capacity not smaller than 10,000 m3 .

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

Foreign-invested Enterprises Engaging in Oil-related Businesses

Under the Catalogue of Industries for Guiding Foreign Investment , jointly promulgated by the MOFCOM and the NDRC on October 31, 2007 and effective as of December 1, 2007, each of the wholesale of oil products, the construction and operation of petrol stations and the production of liquid biofuels ( i.e. , fuel ethanol, biodiesel) falls within the restricted category for foreign investment. Foreign investors can only engage in commercial activities involving liquid biofuels or retail of finished oil (where the foreign investor possesses 30 or more gas stations or where it sells different brands of oil through different distributors) through a joint venture with a Chinese partner, and the Chinese partner must hold a controlling interest in the joint venture. As a result of these restrictions, we conduct our business in the PRC via a domestic entity, Xi’an Baorun Industrial, established by three PRC citizens. Please refer to “Our History and Corporate Structure - Corporate Structure -  Contractual Agreements with Xi’an Baorun Industrial” for more information regarding our control relationship with Xi’an Baorun Industrial.

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

We currently derive a significant majority of our sales from our wholesale distribution of finished oil and heavy oil products business segment, which accounted for 67.6% and 62.3% % of our total sales in the years ended December 31, 2009 and 2010, respectively. As a result, should there be an adverse industry trend in the petroleum sector, our dependence on this segment to derive revenue could result in our results of operations declining substantially and suffering disproportionately compared to our competitors that have more diversified revenue sources.

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

The global biodiesel industry is also at an early stage of development and acceptance, as compared to other more established energy industries, and significant growth has occurred only recently. Demand for biodiesel may not grow as rapidly as expected, or at all. Biodiesel and the global biodiesel industry also face a number of obstacles and drawbacks, including:

•	potentially increased nitrogen oxide (NOx) emissions as compared with most formulations of diesel;

•	selling at lower temperatures than diesel, which can require the use of low percentage biodiesel blends in colder climates or the use of heated fuel tanks;

•	potential water contamination that can complicate handling and long-term storage;

•	reluctance on the part of some auto manufacturers and industry groups to endorse biodiesel and their recommending against the use of biodiesel or high percentage biodiesel blends;

•	potentially reduced fuel economy due to the lower energy content of biodiesel as compared with diesel; and

•	potentially impaired growth due to a lack of infrastructure such as dedicated rail tanker cars and truck fleets, sufficient storage facilities, and refining and blending facilities.

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

We have no equity ownership interest in Xi’an Baorun Industrial, and rely on contractual arrangements with Xi’an Baorun Industrial and its stockholders to control and operate Xi’an Baorun Industrial. We describe these arrangements in more detail under “Our History and Corporate Structure - Corporate Structure -  Contractual Agreements with Xi’an Baorun Industrial.” These contractual arrangements may not be as effective in providing control over Xi’an Baorun Industrial as direct ownership would be. For example, Xi’an Baorun Industrial could fail to take actions required for our business despite its contractual obligation to do so. If Xi’an Baorun Industrial, or any of its stockholders, fails to perform their respective obligations under agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. In addition, we may not be able to renew these agreements with Xi’an Baorun Industrial and its stockholders when they expire.

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

During the period covered by this Annual Report, we had warrants outstanding to purchase up to 5,130,131 shares of our common stock. The term of these warrants expire between August 2011 and 2013 and the exercise prices range from $3.00 to $10.00 per share. Exercise of the warrants may cause dilution in the equity interests of other stockholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. During the period covered by this Annual Report, our shares of common stock were traded on the Nasdaq Capital Market. During that time, the sales price of our common stock hds fluctuated between $6.07 and $12.12. As of the filing date of this Annual Report our common stock is no longer traded on Nasdaq and is quoted on the OTC Markets. The following factors, many of which are beyond our control, may influence our stock price:

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

 We continue to evaluate the performance of all of our businesses and may sell businesses or product lines. For example, subsequent to 2010, our management has sold majority of our retail petrol station. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business and the potential loss of key employees. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business, a significant portion of the business or product line.

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

The following table summarizes, by business segment, the location of real properties leased and owned by us as of December 31, 2010.

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

Larry Brown, et al. v. China Integrated Energy, Inc. et al., (Consolidated Class Action), District Court for the Central District of California; Case No. CV-11-02559-MMM-PLAx: This is a putative shareholder consolidated class action initiated on March 25, 2011 against the Company, certain of its current and former officers and directors, and its former auditors alleging violations of the United States securities laws (including alleged misrepresentations as to the Company’s financial condition and the non-disclosure of related-party transactions in violation of sections 10b and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933 ). The Consolidated Class Action Complaint, filed on December 20, 2011, seeks the recovery of unspecified compensatory damages, as well as the costs of suit, primarily based upon short-seller analyst reports published in or about March 2011 (which reports prompted a thorough independent review by the Company’s audit committee). On February 22, 2012, the Company filed a motion to dismiss the action for failure to state a legally viable claim. By Order dated April 2, 2012, the Court denied the Company’s motion to dismiss. Thereafter, the proceeding has entered into the discovery phase, and on August 15, 2013, plaintiff filed a motion for class certification. Defendants filed a motion to exclude the declarations and testimony of the two experts upon whom plaintiff relied in seeking class certification. By order dated August 4, 2014, the Court granted defendants’ motion to exclude plaintiff’s experts and denied plaintiff’s motion for class certification, without prejudice to renewal. The Company intends to vigorously defend the claims. As of this date, and given the ongoing and early stages of discovery in the action, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

In re China Integrated Energy, Inc. Stockholder Litigation, (Consolidated) Delaware Court of Chancery, C.A. No. 6625-VCL: Initiated by three separate shareholder actions filed on June 30, 2011, July 7, 2011 and May 2, 2012 following a number of short-seller analyst reports, this is a consolidated derivative action brought on behalf of the Company against current and former officers and directors of the Company alleging that certain officers and directors made misrepresentations concerning the Company’s financial condition; entered into transactions that were not authorized by the Board of Directors; and/or otherwise breached their fiduciary duties. The shareholders asserted an independent claim against the Company, seeking to compel an annual meeting of the shareholders pursuant to section 8 of the Delaware Corporate Law. Each of the Company’s current and former officers and directors filed motions to dismiss the claims asserted against them, and intend to vigorously defend the claims asserted against them. Prior to the resolution of the pending motions, in March 2013, the parties stipulated to stay further litigation of the claims pending the resolution of a class action litigation initiated in California (described below). By further stipulation, the shareholder plaintiffs and the Company agreed upon conditions for the scheduling and occurrence of a shareholder meeting, and by amended order of the court dated October 7, 2013, the Company has been directed to hold such a meeting on or before December 31, 2013. The meeting was held on December 20, 2013. As of this date, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on the Nasdaq Capital Market, under the ticker symbol “CBEH” from June 26, 2009 until April 20, 2011. Between April 21, 2011 and June 14, 2011, trading was halted on NASDAQ. Since June 15, 2011 our common stock has been quoted in the OTC Markets on the Pink Sheets.

The following table shows the high and low closing sales price for our common stock reported by the NASDAQ from January 1, 2009 until December 31, 2010.

Quarter Ending:	High	Low

Fiscal Year 2009
First Quarter	4.50	2.75
Second Quarter (through June 26)	6.00	3.50
Second Quarter (June 26 through June 30)	6.00	5.00
Third Quarter	8.19	4.80
Fourth Quarter	8.05	5.75

Fiscal Year 2010
First Quarter	10.60	6.78
Second Quarter	12.12	7.60
Third Quarter	9.52	6.07
Fourth Quarter	9.93	6.45

Holders of Record

As of August 29, 2014, there were 237 holders of record of our common stock. This number does not include beneficial holders of our common stock, who hold their shares in accounts through brokers or banks.

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

Purchases of Equity Securities by the Company

None.

 Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2010, 2009, 2008, and 2007. We derived the selected financial data from our financial statements for those periods. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008*	December 31, 2007*
Income Statement Data :

Sales	$438,682,654	$289,572,053	$216,506,969	$87,104,187
Cost of sales	375,498,931	248,101,339	185,858,502	77,006,690
Gross profit	63,183,723	41,470,714	30,648,467	10,097,497
Selling, general and administrative expenses	8,938,859	3,976,121	1,997,818	1,686,760
Income from operations	54,244,864	37,494,593	28,650,649	8,410,737
Other (expenses) / Income	(199,062)	376,370	(9,926,282)	168,828
Earnings before income tax	$54,045,802	$37,870,963	$18,724,367	$8,579,565
Earnings per share:
Basic	$1.60	$1.34	$0.69	$0.21
Diluted	$1.28	$1.04	$0.54	$0.21

Balance Sheet Data:

Cash and cash equivalents	$90,257,218	$62,415,443	$23,119,028	$1,382,371
Goodwill	3,778,151	-	-	-
Total assets	267,359,170	163,573,661	94,694,417	43,705,548
Loans payable - Non-current	-	-	-	33,655
Deferred tax liabilities	5,158,699	-	-	-
Total liabilities	34,769,864	10,242,068	10,795,208	5,509,911
Total stockholders’ equity	$232,589,306	$153,331,593	$83,899,209	$38,195,637

* Years ended December 31, 2008 and 2007 are unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to-and should be read in conjunction with-our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements of this report. This overview summarizes the MD&A, which includes the following sections:

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

We also plan to expand our current biodiesel production capacity. We are currently constructing a new 50,000 ton biodiesel production facility adjacent to our existing biodiesel production plant located in Tongchuan, Shaanxi Province, as at December 31 2010, all the equipments of the new 50,000 ton biodiesel production facility were in installation and try run test. Due to the catalyst bottleneck occurred in 2012, the plant is not in operation as of the period covered by this report. We are working with national chemical institute to replace catalyst and or find other solution to start operations. We are currently consulting with professors to find solution and we are confident to get it resolved soon. We have historically been able to secure a sufficient supply of raw materials and we will continue to work towards securing more long-term sources of raw materials and to seek new technology in the bio-energy field to improve production efficiency. We will continue pursuing strategic acquisitions that will quickly provide financial benefits to us.

In connection with the increase in production capacity, we have identified enough customer demand and sources, primarily power plants and diesel distributors in those jurisdictions where biodiesel is required to be used to blend diesel as a result of the government’s energy saving and emission reduction initiatives in China.

For wholesale and retail of other oil products, we anticipate benefiting from the increase in demand of oil products associated with the general economic growth in China. We plan to expand our wholesale distribution network and strengthen our outreach in certain key distribution areas. In view of the increase in cost to acquire and to lease gas stations, we anticipate a slow down in the acquisition and lease of additional gas stations.

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

Had the above tax holiday for corporate income tax not been in effect, we estimate that the pro forma financial impact would be as follows:

	Years ended December 31,
	2010	2009
	(pro forma)	(pro forma)
Net income before income taxes	$54,045,802	$37,870,963
Tax provision	(16,281,954)	(10,774,363)
Net income	37,763,848	27,096,600
Earnings per share – basic	1.12	0.96
Earnings per share – diluted	$0.89	$0.75

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

 Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2010 and 2009 is as follows:

	Options granted in 2010	Options granted in 2009

Expected dividend yield	Nil	Nil
Expected volatility	76.93~87.99%	87.99%~103.58%
Risk-free interest rate	0.08~3.36%	0.06%~3.25%
Expected term	5~10years	5 years
Fair value of underlying common stock (per share)	$ 6.75~8.98	$ $4.25~7.04

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

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

	Years ended December 31,
	2010	2009
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$196,779,711
Production and sale of biodiesel	74,916,830	54,882,942
Operation of retail gas stations	90,683,502	37,909,400
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,227,484
Production and sale of biodiesel	52,040,039	37,995,048
Operation of retail gas stations	78,820,697	34,878,807
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$21,552,227
Production and sale of biodiesel	22,876,791	16,887,894
Operation of retail gas stations	11,862,805	3,030,593
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,648,200	$114,978,949
Production and sale of biodiesel	59,126,210	18,339,605
Operation of retail gas stations	61,584,760	30,255,107
Total	$267,359,170	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$381,587
Production and sale of biodiesel	27,530,335	-
Operation of retail gas stations	15,579,183	-
Total	$43,270,714	$381,587

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Years ended December 31,
	2010		2009
	$	% of Sales	$	% of Sales
Sales	438,682,654	100.0%	289,572,053	100.0%
Cost of sales	375,498,931	85.6%	248,101,339	85.7%
Gross profit	63,183,723	14.4%	41,470,714	14.3%
Selling, general and administrative expenses	8,938,859	2.0%	3,976,121	1.4%
Income from operations	54,244,864	12.4%	37,494,593	12.9%
Other (expenses) / Income	(199,062)	(0.0)%	376,370	0.1)%
Earnings before income tax	54,045,802	12.3%	37,870,963	13.1%

Sales. Net sales for the year ended December 31, 2010 were approximately $438.7 million compared to $289.6 million for the year ended December 31, 2009, an increase of $149.1 million, or 51.5%. The increase was mainly attributable to the growth in wholesale distribution and retail gas station segments. We have continued to expand new sales channels and territories. We are conducting business in sixteen provinces and special districts compared to fourteen provinces for the year ended December 31, 2009.  We have also increased in-depth penetration to the existing sales territories and our existing customers. The number of customers in our wholesale distribution segment has grown from 1,180 in 2009 to 1,213 in 2010.  For the year ended December 31, 2010, sales from wholesale distribution of finished oil and heavy oil products was $273.1 million compared to $196.8 million for the year ended December 31, 2009, an increase of $76.3 million or 38.8%. The sales volume of wholesale distribution of finished oil and heavy oil products increased by 57,000 tons, or 20.3% from the year ended December 31, 2009.The weighted average price increased by 15.3% from the year ended December 31, 2009. For the year ended December 31, 2010, sales from our retail gas station segment was $90.7 million, compared to $37.9 million for the year ended December 31, 2009, an increase of $52.8 million or 139.2% as a result of the increase in the number of fully operational gas stations from 7 in 2009 to 13 in 2010 and an increase in sales volume per gas station.  $38.3 million came from locations not in operation a year ago. Same-location growth was $14.5 million. For the year ended December 31, 2010, sales from production and sales of biodiesel were $74.9 million compared to $54.9 million for the year ended December 31, 2009, an increase of $20.0 million or 36.5% primarily resulted from the increase of sales business with our existing biodiesel customers. The sales volume of biodiesel increased by 9,800 tons or 12.5% from the year ended December 31, 2009. The weighted average price increased by 21.3% from the year ended December 31, 2009.

Cost of sales. Cost of sales for the year ended December 31, 2010 was approximately $375.5 million compared to $248.1 million for the year ended December 31, 2009, an increase of $127.4 million, or 51.4%.  The increase in cost of sales was attributable to and in line with an increase in production and sales activities during the year of 2010. Cost of sales as a percentage of sales was approximately 85.6% for the year of 2010, compared to 85.7% for the year ended December 31, 2009. For wholesale distribution of finished oil and heavy oil products, cost of goods sold as a percentage of sales for the years ended December 31, 2010 and 2009 were 89.6% and 89.0%, respectively. For production and sale of biodiesel, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2009 were 69.5% and 69.2%, respectively. Such decrease was attributable to the scale of economics in production and a higher average selling price in 2010. For our retail gas station operation, cost of sales as a percentage of sales for the years ended December 31, 2010 and 2009 were 86.9% and 92.0%, respectively. Such increase was attributable to the increase of depreciation and lease expenses of our retail gas stations in 2010, as the cost to acquire or to lease the gas stations increased in 2010.

Gross profit. Gross profit was approximately $63.2 million for the year ended December 31, 2010 as compared to approximately $41.5 million for the year ended December 31, 2009, representing gross margins of approximately 14.4% and 14.3%, respectively.  For the year ended December 31, 2010, the gross profit margin of wholesale distribution of finished oil and heavy oil products was 10.4%, production and sale of biodiesel was 30.5%, and operation of retail stations was 13.1%, as compared to 11.0%, 30.8%, and 8.0%, respectively, for the year ended December 31, 2009.

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

Income from operations. Income from operations for the year ended December 31, 2010 was $54.2 million compared to $37.5 million for the year ended December 31, 2009. Income from operations as a percentage of sales for the years ended December 31, 2010 and 2009 were 12.4% and 12.9%, respectively. The decrease as a percentage of sales was primarily attributable to the increase of stock-based compensation.

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

Foreign currency translation gain. The functional currency of our subsidiaries and variable interest entities operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $6.6 million for 2010, as compared to $0.14million for 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. As a result of our foreign currency translation gains, we had comprehensive income for 2010 of $60.5 million, compared to $38.0 million for 2009.

Liquidity, Capital Resources and Financial Position

We have historically met the majority of our working capital and other capital requirements principally from cash generated from operations and net proceeds from our offerings.

Our working capital at December 31, 2010 increased by $15.7 million to $136.9 million from $121.2 million at December 31, 2009. The increase in working capital by 12.95% from the year ended December 31, 2009 primarily resulted from increased receipts of sales proceeds during the fourth quarter in a result of the increase in sales.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009.

	Years ended December 31,
	2010	2009
Net cash provided by (used in):
Operating Activities	$47,841,717	$4,274,322
Investing Activities	(43,270,714)	1,134,363
Financing Activities	16,630,845	33,751,313
Effect of foreign exchange rate changes on cash and cash equivalents	6,639,927	136,417
Cash and cash equivalents at beginning of year	62,415,443	23,119,028
Cash and cash equivalents at end of year	90,257,218	62,415,443

For the year ended December 31, 2010, net cash provided by operating activities increased by $43.6 million to $47.8 million from $4.3 million for the year ended December 31, 2009. The increase in cash provided by operating activities was primarily attributable to the increase of profitably of the Company by $16.0 million with growth of income from operations and the increase of receipts in advance from customers by $13.5 million.

For the year ended December 31, 2010, net cash used in investing activities increased by $44.4 million to $43.3 million from $1.1 million cash provided at December 31, 2009 and was primarily attributable to the increase in acquisitions and construction in 2010. In 2010, the Group paid $15.9 million, $3.0 million and $8.2 million, net of cash acquired, to acquire 100% equity interests in Chongqing Tianrun, Jinzheng and Shenmu, respectively, approximately $4.4 million to purchase Xinyuan gas station and approximately $17.3 million to purchase the equipment for construction of a new 50,000 ton biodiesel production facility adjacent to the existing plant in Tongchuan, Shaanxi Province.

For the year ended December 31, 2010, net cash provided by financing activities decreased by $17.1 million to $16.6 million from $33.7 million at December 31, 2009 and was primarily attributable to a $15.9 million decrease in net proceeds from the issuance of common stock and warrants and a $1.1 million increase in commercial bank loan financing.

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

Credit Risk

We are exposed to credit risk from our cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Under the supervision of our principal executive officer and principal financial officer (as of December 31, 2010), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

RBSM, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report which is included below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Furthermore, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on our assessment, we believe that our internal controls over financial reporting were not effective as a result of a material weakness related to certain aspects of preparation and timely filing of financial statements and information in accordance with SEC requirements as of December 31, 2011

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting and SEC reporting processes before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the timely preparation and disclosure of financial information.

Remediation Plan

We will continue to focus on our internal controls over the timely preparation of financial statements and compliance with filing requirements of SEC, and will take further steps to those mentioned earlier to strengthen controls, including the following planned actions:

■	Further enhancements to policies and procedures relating to SEC reporting matters, including the filing of all required financial information with the SEC;

■	Additional hiring of accounting resources;

■	Training, guidance and communications to information providers regarding accounting requirements;

■	Comprehensive review of our accounting process and close procedures to identify areas that require further improvements; and

■	Enhanced monitoring of SEC submissions.

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

The disclosure provided under this Item 10 is as of December 31, 2010. Those executive officers and directors listed below with an asterisk next to their name, are no longer with the Company as of the date of the filing of this Annual Report on Form 10-K. As of December 31, 2010,our directors, executive officers and significant employees were as follows:

Name	Age	Position
Xincheng Gao	48	Chairman of the Board of Directors, Chief Executive Officer and President

Albert C. Pu *	51	Chief Financial Officer

Gaihong Li	34	Executive Vice President, Controller and Director

Larry Goldman *	54	Independent Director

Wenbing Christopher Wang *	40	Independent Director

Junrong Guo *	47	Independent Director

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

Albert C. Pu, Chief Financial Officer.   Mr. Pu has served as our Chief Financial Officer since May 12, 2009. Mr. Pu joined the Company in February 2009 as the vice president of finance. Prior to joining the Company, from 2005 through 2009, Mr. Pu served as global controller of Amphenol Corporation Industrial Operations, a division of Amphenol Corporation (NYSE:APH), a U.S. based multi-national manufacturing company specializing in interconnect systems, where he was in charge of facilities in the U.S., Mexico and China. From 2004 through 2005, Mr. Pu was the director of finance of Endicott Interconnect Technologies, Inc., a U.S.-based company specializing in high-end interconnect technologies for industrial and military applications. Mr. Pu also serves as an independent director and audit committee chairman of Sino Clean Energy, Inc. (NASDAQ: SCEI), a China based manufacturer and distributor of coal-water mixture. Mr. Pu has over 20 years of accounting and audit experience. Mr. Pu has a B.S. in Accounting from the State University of New York, Institute of Technology in 1990. He is a New York State Certified Public Accountant. He resigned as CFO of the Company on April 28, 2011.

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

 Larry Goldman, Independent Director.   Mr. Goldman has served as an independent director since November 17, 2008.  Mr. Goldman is a certified public accountant with over 25 years of auditing, consulting and technical experience and from October 2007 to the present time works as a consultant providing CFO support to various US listed public companies.  Mr. Goldman served from May 2006 to October 2007 as the Treasurer and Acting Chief Financial Officer of Thorium Power, Ltd. (NASDAQ: THPW). Prior to joining Thorium Power, Ltd. Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years auditing public companies. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (AMEX: WWIN), a China based manufacturer of medical disposable products and surgical dressings; Wonder Auto Tech, Inc. (NASDAQ:WATG), a leading manufacturer of automotive electrics, suspension products and engine accessories in China; China Advanced Construction Material (NASDAQ:CADC), a leading producer and supplier of ready mix cement and China GengSheng Minerals Inc.(AMEX:CHGS) a developer and manufacturer of mineral based industrial material products. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace for almost 10 years, having also audited several US listed Chinese public companies. He resigned as a member of the Board of the Company on April 28, 2011.

Wenbing (Christopher) Wang, Independent Director.   Mr. Wang has served as an independent director since November 17, 2008.  Mr. Wang currently serves as Interim Chief Financial Officer, President and a director of Fushi Copperweld, Inc. Prior to joining Fushi, from November 2004 to March 2005, Mr. Wang served as an Executive Vice President of Redwood Capital, Inc., with a specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. From October 2002 to September 2004, Mr. Wang served as Assistant VP of Portfolio Management at China Century Investment Corporation. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Mr. Wang is also an independent director of General Steel Holding Inc. (NYSE: GSI), through its subsidiaries engages in the manufacture and sales of steel products in the People’s Republic of China; Orient Paper, Inc. (NYSE AMEX: ONP), engages in the production and distribution of paper and paper products in the People’s Republic of China ; and Energroup Holdings Corporation (OTCBB:ENHD), which engages in the production, packaging, sales, marketing and distribution of fresh and processed meat products in the People’s Republic of China. Mr. Wang resigned from the board of the director of Energroup Holdings Corporate in January 2011. Fluent in both English and Chinese,. Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang offers the Company significant financial, strategic and management expertise. He also brings a wealth of knowledge having served as an independent director of various public companies with operation in the PRC. He resigned as a member of the Board of the Company on May 3, 2011

Junrong Guo, Independent Director.   Mr. Guo has served as an independent director since November 17, 2008.  Mr. Guo is a professional researcher in the forestry field. Since June 2003, Mr. Guo has engaged in research and development in the forestry resources with Shaanxi Forest Researching & Planning Institute, Mr. Guo served as director of Shaanxi Forest Institute from 1999 to 2000, and director of Shaanxi Ginkgo Research Institute from 1997 to 1999. Through his work experience Mr. Guo participated in the projects such like National Key Scientific & Technological Projects, Shaanxi Government Key Scientific & Technological Projects, Shaanxi Forest & Agricultural Key Projects, Yanglin Youth Scientific & Technological Projects, among of which gained Shaanxi Scientific & Technological Progress Awards. Mr. Guo has been granted honors and awards including Shaanxi New Century Talent, Specialist to Enjoy the State Subsidies’ in 2004, Evaluation Committee of Shaanxi Scientific & Technological Progress Award from 2005 to 2008 and Professional Researcher in 2006, Shaanxi Agricultural Expert in 2008. By providing to the Company his valuable expertise in the forestry field, Mr. Guo continues working with the Company to explore various feedstocks for the Company’s biodiesel production. He resigned as a member of the Board of the Company on June 30, 2013

No director or executive officer is related to any other director or executive officer.

The Board of Directors has determined Larry Goldman, Wembing (Christopher) Wang and Junrong Guo are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Involvement in Certain Legal Proceedings

None

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company.  Based solely on the Company’s review of copies of such forms, the Company believes that during 2010, all such reports were filed timely.

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

The Board of Directors held eight meetings during 2010.  During 2010, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit processes; reviews the internal control report prepared by management and the independent accountants’ attestation, and report, on the assessment made by management; reviews and approves related party transactions; and establishes and reviews procedures for receipt and handling of reports regarding questionable accounting or financial matters.  The Audit Committee held four meetings during 2010.

The members of the Audit Committee are Larry Goldman, Wenbing (Christopher) Wang and Junrong Guo. We have also determined that each of the members of the Audit Committee is “independent” under the current independence standards of Rule 5606(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meets the independence criteria set forth in Rule 10A(m)(3) of the U.S. Securities Exchange Act of 1934, as amended. The Board has determined that Stephen Markscheid is an audit committee financial expert as defined in SEC rules.

 Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors since the filing of the Company’s Annual Report on Form 10-K on January 14, 2014.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 28, 2008. The Code of Ethics constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.   A copy of Code of Ethics is filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2008.  A printed copy of the Code of Ethics may  be obtained free of charge by writing to China Integrated Energy, Inc., No.2 Gao-Xin Road, Xi'an City, Shaanxi Province, PRC 710075.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Xincheng Gao (Principal Executive	2009	44,000	10,000	-	-		-	-	-	54,000
Officer)	2010	60,000	15,000	-	3,148,200	(1)	-	-	-	3,223,200

(1) The aggregate grant date fair value of the options awarded to each named executive officer is computed in accordance with FASB ASC Topic 718.

Mr. Gao was the only named executive officer with total compensation greater than $100,000 during each of the two fiscal years ended December 31, 2010. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2010, none of the named executive officers would have been entitled to any cash payments.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR END

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

Each of Messrs. Goldman, Wang and Guo entered into Independent Director Agreements with the Company on November 23, 2010.  Pursuant to the terms of those agreements, Mr. Goldman shall receive $20,000 in cash annually and an annual option grant to purchase 20,000 shares of common stock of the Company, Mr. Wang shall receive $15,000 in cash annually and an annual option to purchase 20,000 shares of common stock of the Company, and Mr. Guo shall receive RMB20,000 in cash annually. In addition, each of Mr. Goldman and Mr. Wang shall receive $1,000 for each director meeting attended by phone and $5,000 for each director meeting attended in person.  The exercise price of the annual option grants shall be equal to the fair market value of a share of the Company’s common stock on the date of the grant of the option and such options vest quarterly, in equal installments over the 12 month period from date of grant. After their resignation, all the option shares were cancelled.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of August 29, 2014, by each of Company’s directors and executive officers; all executive officers and directors as a group, and each person known to Company to own beneficially more than 5% of Company’s Common Stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o China Integrated Energy, Inc., 10F, Western International Square, 2 Gaoxin Road, Xi’an, Shaanxi Province, People’s Republic of China, 710075.

Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)(3)

Redsky Group Limited (4)	21,937,345	49.3%

Xincheng Gao (5)	22,497,345	49.8%

Gaihong Li (6)	360,100	*

Liren Wei (7)	80,000	*

All Directors and Executive Officers, as a group (4 persons)	22,937,445	51.5%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of August 29, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 44,503,379 shares of Common Stock issued and outstanding as of August 29, 2014.

(3) In determining the percent of our Common Stock owned by a person or entity on August 29, 2014 (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days of August 29, 2014 on exercise of outstanding warrants and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of our common stock outstanding on that date August 29, 2014, plus (ii) the total number of shares that the beneficial owner may acquire on conversion of preferred stock and on exercise of warrants and options.

(4) The business address of Redsky Group Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. Mr. Xincheng Gao, the sole director of Redsky Group Limited, has dispositive and voting power over the Shares.

(5) Includes (i) 21,937,345 shares of Common Stock beneficially owned by Redsky Group Limited, over which Mr. Gao, as the sole director of Redsky Group Limited has voting and dispositive power, and (ii) an option to purchase up to 600,000 shares of Common Stock, the options vest evenly each quarter over a five-year period and expire six years from the date of grant (January 1, 2010). 540,000 of the options are exercisable within 60 days from the date hereof.

(6) Includes 100 shares of Common Stock and an option to purchase up to 400,000 shares of Common Stock, the options vest evenly each quarter over a five-year period and expire six years from the date of grant (January 1, 2010). 360,000 of the options are exercisable within 60 days from the date hereof..

(7) Mr. Wei has an option to purchase up to 80,000 shares of Common Stock granted in May 2011, which vests in 1/3 increments over a three year period. 80,000 of the options are exercisable within 60 days from the date hereof.

Change in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company .

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,872,000	$7.05	732,981

Equity compensation plans not approved by security holders	100,000	7.63	-

Total	2,972,000	7.07	732,981

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

In December 2009 and September 2010, the Company retained a financial advisor for the financial advisory services. As a part of financial advisory consulting fee, the Company issued the financial advisor stock purchase agreement to purchase 20,000 shares of the Company’s common stock with a strike price at $7.09 per share and at $7.04 per shares for the services rendered in 2009 and 2010. The stock purchase options will be vested on the one year anniversary of the contract signature date and exercisable for 6 years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None.

Director Independence

During the period ended December 31, 2010 that is covered by this Annual Report, our common stock was listed on the The NASDAQ Stock Market, Inc. (“NASDAQ”). As of the date of filing this Annual Report, our common stock is no longer trading on NASDAQ.

During the period ended December 31, 2010 that is covered by this Annual Report, as required under Rule 5605(b)(1) of the NASDAQ Marketplace Rules, a majority of the directors serving on our Board must be The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

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

Review, Approval or Ratification of Transactions with Related Parties

Our Audit Committee under its charter is responsible for reviewing and approving any related party transactions.  It is the Company’s policy that the Company will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Item 14.	Principal Accountant Fees and Services.

Since RBSM LLP was not appointed as our independent registered public accountant until 2013, no fees were billed to the Company by RBSM LLP during the two fiscal years ended December 31, 2010 and 2009. Fees billed to the Company by KPMG and Sherb & Co., LLP, our prior auditors, during those periods were:

	2010		2009
Audit Fees		$22,529	$107,800
Audit-Related Fees	$		$-
Tax Fees		$75,000	$-
All Other Fees	$		$80,000

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

CHINA INTEGRATED ENERGY, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Integrated Energy, Inc.

Xi'an, Shaanxi Province, China

              We have audited the accompanying consolidated balance sheets of China Integrated Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting for the year ended December 31, 2009. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

RBSM, LLP – 101 Larkspur Landing Circle, Suite 311 Larkspur, CA 94939

Other Offices: New York City, NY, Washington DC, San Francisco, CA, Athens, Greece, Beijing, China and Mumbai, India

Member of ANTEA with affiliated offices worldwide

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position China Integrated Energy, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, we are unable to express an opinion on whether the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our work was not sufficient to enable us to express, and we do not express an opinion on the Company’s internal control over financial reporting.

RBSM LLP

New York, New York

September 2, 2014

RBSM, LLP – 101 Larkspur Landing Circle, Suite 311 Larkspur, CA 94939

Other Offices: New York City, NY, Washington DC, San Francisco, CA, Athens, Greece, Beijing, China and Mumbai, India

Member of ANTEA with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Integrated Energy, Inc.

We were engaged to audit China Integrated Energy, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not maintain effective internal controls over accounting for the timely filing of financial statements and information with the Securities and Exchange Commission. Control deficiencies existed related to Company being able to be compliant with the filing requirements of Securities and Exchange Act of 1934. The design and operation of procedural and monitoring controls may not have prevented or detected, errors from occurring that could have been material, either individually or in the aggregate.

RBSM, LLP – 101 Larkspur Landing Circle, Suite 311 Larkspur, CA 94939

Other Offices: New York City, NY, Washington DC, San Francisco, CA, Athens, Greece, Beijing, China and Mumbai, India

Member of ANTEA with affiliated offices worldwide

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements

The opinion of management was that because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We were engaged by the Company in March 2013. We did not observe certain key controls such as the taking of the physical inventory as of December 31, 2010, since those dates were prior to our appointment as auditors for the Company. Additionally, there are key controls performed by the chief financial officer in regards to the yearend close process and financial statement disclosures that we were unable to observe controls performed by the chief financial officer of the Company, who resigned in 2012, and we were unable to satisfy ourselves regarding operation of controls in place as of December 31, 2010 by means of other auditing procedures.

Because of the significance of the matters discussed in the preceding paragraph, we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the company's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 and 2009 of the Company and our report dated August 29, 2014 expressed an unqualified opinion on those consolidated financial statements.

RBSM, LLP

New York, New York
September 2, 2014

RBSM, LLP – 101 Larkspur Landing Circle, Suite 311 Larkspur, CA 94939

Other Offices: New York City, NY, Washington DC, San Francisco, CA, Athens, Greece, Beijing, China and Mumbai, India

Member of ANTEA with affiliated offices worldwide

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$90,257,218	$62,415,443
Accounts receivable,net of allowance for doubtful accounts	6,329,446	3,099,587
Inventories	23,266,835	20,954,851
Prepayments to suppliers,net of allowance for doubtful accounts	39,648,018	34,544,100
Lease prepayments	3,787,878	2,835,097
Prepaid expenses and other current assets	3,280,433	7,541,991
Total current assets	166,569,828	131,391,069

Property, plant and equipment, net	35,252,441	7,561,907
Intangible asset, net	19,554,901	-
Land use right	12,845,987	-
Lease prepayments	29,357,862	24,620,685
Goodwill	3,778,151	-
Total assets	$267,359,170	$163,573,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short-term bank loans	$6,515,152	$4,395,025
Accounts payable	1,188,574	-
Income tax payable	320,183	-
Receipts in advance from customers	16,661,950	1,903,124
Accrued expenses and other payables	4,925,306	3,943,919
Total current liabilities	29,611,165	10,242,068
Deferred tax liabilities	5,158,699	-
Total liabilities	34,769,864	10,242,068
Commitments and contingencies

Stockholders’ equity
Series A Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $9,890,000 as of December 31, 2010 and $10,000,000 as of December 31, 2009). Authorized 3,000,000 shares; issued and outstanding 989,000 shares as of December 31, 2010 and 1,000,000 shares as of December 31, 2009	989	1,000
Series B Convertible preferred stock, $.001 par value (aggregate involuntary liquidation preference: $5,860,886 as of December 31, 2010 and $7,722,498 as of December 31, 2009). Authorized 7,000,000 shares; issued and outstanding 1,605,753 shares as of December 31, 2010 and 2,115,753 shares as of December 31, 2009	1,605	2,115
Common stock, $.0001 par value. Authorized 79,000,000 shares; issued and outstanding 36,049,807 shares as of December 31, 2010 and 33,269,091 shares as of December 31, 2009	3,605	3,326
Additional paid-in capital	94,658,021	75,858,994
Statutory reserves	4,920,114	4,920,114
Retained earnings	120,891,625	67,072,624
Accumulated other comprehensive income	12,113,347	5,473,420
Total stockholders’ equity	232,589,306	153,331,593
Total liabilities and stockholders’ equity	$267,359,170	$163,573,661

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009

Sales	$438,682,654	$289,572,053

Cost of sales	375,498,931	248,101,339

Gross profit	63,183,723	41,470,714

Selling, general and administrative expenses	8,938,859	3,976,121

Income from operations	54,244,864	37,494,593

Other (expenses) income
Interest expense, net	(200,809)	(121,522)
Subsidy income	155,856	541,059
Other expense, net	(154,109)	(43,167)

Total other (expenses) income, net	(199,062)	376,370

Earnings before income tax expense	54,045,802	37,870,963

Income tax expense	226,801	-

Net income	53,819,001	37,870,963

Other comprehensive item:
Foreign currency translation adjustment, net of nil income tax	6,639,927	136,417

Total comprehensive income	$60,458,928	$38,007,380

Earnings per share:
Basic	$1.60	$1.34
Diluted	$1.28	$1.04

Weighted average shares:
Basic	33,702,792	28,230,461
Diluted	42,199,794	36,254,975

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible preferred stock		Common stock		Additional paid-in	Statutory		Accumulated other comprehensive	Total
	Shares	Amount	Shares	Amount	capital	reserves	Retained earnings	income	Stockholders’ equity
		$		$	$	$	$	$	$

Balance as of January 1, 2009	3,465,753	3,465	27,169,091	2,716	44,434,250	4,920,114	29,201,661	5,337,003	83,899,209
Net income	-	-	-	-	-	-	37,870,963	-	37,870,963
Foreign currency translation adjustment, net of nil income tax		-	-	-	-	-	-	136,417	136,417
Series B Convertible preferred stock converted	(350,000)	(350)	350,000	35	315	-	-	-	-
Common stock issued for cash (net of issuance cost of $2,378,366)	-	-	5,750,000	575	30,683,559	-	-	-	30,684,134
Stock-based compensation	-	-	-	-	740,870	-	-	-	740,870
Balance as of December 31, 2009	3,115,753	3,115	33,269,091	3,326	75,858,994	4,920,114	67,072,624	5,473,420	153,331,593

Net income	-	-	-	-	-	-	53,819,001	-	53,819,001
Foreign currency translation adjustment, net of nil income tax	-	-	-	-	-	-	-	6,639,927	6,639,927
Series A Convertible preferred stock converted	(11,000)	(11)	50,000	5	6	-	-	-	-
Series B Convertible preferred stock converted	(510,000)	(510)	510,000	51	459	-	-	-	-
Common stock issued in connection with options exercised	-	-	35,000	4	246,396	-	-	-	246,400
Common stock issued for cash (net of issuance cost of $1,035,694)	-	-	2,185,716	219	12,781,675	-	-	-	12,781,894
Warrants issued	-	-	-	-	1,482,424	-	-	-	1,482,424
Stock-based compensation	-	-	-	-	4,288,067	-	-	-	4,288,067
Balance as of December 31, 2010	2,594,753	2,594	36,049,807	3,605	94,658,021	4,920,114	120,891,625	12,113,347	232,589,306

See accompanying notes to consolidated financial statements.

CHINA INTEGRATED ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,819,001	$37,870,963
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property, plant and equipment	241,031	155,866
Depreciation and amortization	1,638,069	1,145,538
Deferred tax benefit	(6,056)	-
Stock-based compensation	4,288,067	740,870
Change in operating assets and liabilities:
Accounts receivable	(2,760,471)	5,064,733
Inventories	918,808	1,314,052
Prepayments to suppliers	(4,828,788)	(16,598,613)
Lease prepayments	(5,671,144)	(19,163,112)
Prepaid expenses and other current assets	(9,855,778)	(3,555,007)
Receipts in advance from customers	13,892,710	2,677,338
Accrued expenses and other payables	(3,833,729)	(23,630)

Net cash provided by operating activities	47,841,717	4,274,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,718,624)	(381,587)
Proceeds from disposal of property, plant and equipment	-	1,515,950
Payment for land use right	(3,477,249)	-
Purchase of intangible assets	(1,421,939)	-
Payment for the acquisitions of subsidiaries, net of cash acquired of $619,970 in 2010	(27,652,902)	-

Net cash (used in) provided by investing activities	(43,270,714)	1,134,363

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	6,458,978	4,394,252
Repayment of bank loans	(4,338,851)	(2,246,424)
Restricted cash released	-	919,351
Proceeds from issuance of common stock and warrants, net of issuance cost	14,264,318	30,684,134
Proceeds from exercise of options	246,400	-

Net cash provided by financing activities	16,630,845	33,751,313

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,639,927	136,417

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,841,775	39,296,415

Cash and cash equivalents at beginning of year	62,415,443	23,119,028

Cash and cash equivalents at end of year	$90,257,218	$62,415,443
Supplemental cash flow information:

Cash paid for interest expense	270,258	121,522

Noncash investing and financing activities:
Payable for acquisition of a subsidiary	924,242	-
Payable for purchase of property, plant and equipment	955,561	-
Other receivable re-class to fixed assets for acquisition of a subsidiary	7,135,897	-
Conversion of convertible preferred stock	521	350

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

Total assets and total liabilities of Xi’an Baorun as of December 31, 2009 in the amount of $32,182,592 and $43,878,165, and sales and net income of Xi’an Baorun for the year ended December 31, 2009 in the amount of $289,572,053 and $38,788,243, have been included in the accompanying consolidated financial statements as of and for the year ended December 31, 2009.

B. Nature of Business and Significant Risks

The Company, through its subsidiaries and consolidated variable interest entity (collectively, referred to as the “Group”), is an integrated energy company that is engaged in the wholesale distribution of finished oil and heavy oil products, the production and sales of biodiesel, and operation of retail gas stations in the PRC.

Wholesale and distribution of refined petroleum products including petroleum and diesel represents a significant portion of and is an important part of the Group’s operations.  The Group depends on the supply from certain oil refineries in the PRC.  Five major suppliers accounted for 52.6% ($192,169,907), including one major supplier who accounted for 20.3% ($74,136,825), of the Group’s inventory purchase for the year ended December 31, 2010.  Five major suppliers accounted for 65.5% ($161,998,230), including one major supplier who accounted for 30.8% ($78,098,891), of the Group’s inventory purchase for the year ended December 31, 2009.  The Group’s failure to obtain sufficient supply of refined petroleum products could cause significant disruption in its operations.

Five major customers accounted for 38.1% ($166,960,387), including one major customer who accounted for 25.4% ($111,290,240), of the Group’s total sales for the year ended December 31, 2010.  Five major customers accounted for 37.7% ($113,222,673), including one major customer who accounted for 25.7% ($74,384,384), of the Group’s total sales for the year ended December 31, 2009.  The major customers are distributors in the PRC petroleum industry.  A loss of one or more of these customers would have a material impact on the Group's results of operations and financial condition.

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

RECEIPTS IN ADVANCE FROM CUSTOMERS

Receipts in advance from customers represent amounts received by the Group from customers for products that have not yet been shipped to the customers.  To mitigate the credit risk, the Group requires an advance payment from certain customers prior to delivery of products. Amounts received prior to satisfying the Group’s revenue recognition criteria are recorded as receipts in advance from customers.  The Group recognizes the prepayments from the customers as revenue at the time the delivery of goods is made and all revenue recognition criteria are met.As of December 31, 2010 and 2009, the Company receipts in advance from customers amounts to $16,661,950 and $1,903,124, respectively.

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

The Group performs its annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests.  No impairment loss was recorded for the years ended December 31, 2010 and 2009.

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

STOCK-BASED COMPENSATION

The Group accounts for stock-based compensation under FASB ASC Subtopic 718-10, Compensation-Stock Compensation: Overall.   Under FASB Subtopic 718-10, the Group measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.  The amount of cost recognized is adjusted to reflect the number of share options that are forfeited prior to vesting.

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

Business Combinations. In December 2010, the FASB's Emerging Issues Task Force issued an amendment to previously issued guidance regarding the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under current guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Earlier application is permitted. The adoption of this guidance did not impact our operating results, financial position or cash flows.

FASB ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASC 820-Fair Value Measurement)." This guidance amends ASC 820 on fair value measurements and disclosures to (1) clarify the board's intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle for measuring fair value, and (3) add disclosure requirements concerning the measurement uncertainty of Level 3 measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amended guidance did not have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

FASB ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income: Presentation of Comprehensive Income (ASC 220-Comprehensive Income)." This guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years). In December 2011, the FASB issued ASU No. 2011-12, which deferred certain aspects of ASU No. 2011-05. Our Predecessor adopted this accounting standard in the first quarter of Fiscal 2012. This standard affects presentation and disclosure, and therefore will not affect our consolidated financial position, results of operations or cash flows.

FASB ASU No. 2012-02. In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other." This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will affect our impairment steps only but will not have an effect on our results of operations, cash flows or related disclosures.

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This guidance is effective prospectively for fiscal years beginning after December 15, 2014.  The effects of this accounting standard on our financial position, results of operations and cash flows are not yet known.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2016.  Early adoption is not permitted.  The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements, but do not expect the impact to be material.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable Inventories at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Accounts receivable	$6,329,446	$3,099,587
Less: allowance for doubtful accounts	-	-
	$6,329,446	$3,099,587

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, no allowance for doubtful accounts has been provided.

4. INVENTORIES

Inventories at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Raw materials	$6,765,565	$4,903,601
Finished goods, including petroleum and diesel	16,501,270	16,051,250
	$23,266,835	$20,954,851

As of December 31, 2010 and 2009, certain finished goods of $3,544,776 and $3,048,424, respectively, were pledged as security for a short-term bank loan (See Note 9).

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$4,359,495	$336,051
Biodiesel and gas station equipment	15,918,342	8,360,404
Office equipment	183,956	179,503
Motor vehicles	1,095,256	1,142,029
	21,557,049	10,017,987
Less: Accumulated depreciation	4,915,510	2,456,080

	16,641,539	7,561,907
Construction in progress	18,610,902	-
Total	$35,252,441	$7,561,907

Total depreciation expense for the years ended December 31, 2010 and 2009 was $1,239,803 and $1,145,538, respectively.

During 2009, we have sold three oil extraction factories with an original carrying amount of $1,672,992, and the loss from the disposal was $155,866.

As of December 31, 2010 and 2009, the Group pledged its biodiesel processing equipment with an original carrying amount of approximately $7,458,000 as security for a short-term bank loan (See Note 9).

As of December 31, 2010, the Group pledged its building with an original carrying amount of approximately $2,896,000 as security for a short-term bank loan (See Note 9).

Construction in progress primarily represents costs paid for the construction of a biodiesel production facility with an annual design capacity of 50,000 ton. This construction is an expansion of the Group’s current biodiesel production facility to achieve an annual design capacity of 150,000 ton. Management had expected to complete testing in 2011, but due to the Company not being able to readily obtain the catalyst needed for bio-diesel production in 2012, the plant is not yet placed in operation as of the reporting date. Management is working with the National Chemical Institute in the PRC to utilize an alternative catalyst agent and to identify other solutions to commence operations. Additionally, the Company’s management is consulting with academic professors in the PRC to find an alternative solution, and management is confident that this situation will be resolved.

Subsequent to December 31, 2010, the Company has initiated a second project at Chongqing biodiesel plant is related to the technological up grades and repairs to the existing biodiesel production line. The Chongqing plant originally had two production lines, and these are combined into one production line to improve the efficiency of biodiesel production. The Group commenced this project in the September 2011. The Group completed the construction in 2012 and the production line was operating by the first quarter of 2012. As a result of the Chinese government updating its environment protection requirements, In 2012, the Group encountered new requirements, which had been introduced by the Chinese overnment. These new environmental requirements resulted in the Chongqing facility having another technological upgrade starting in April 2012. This second upgrade was needed in order to meet the new environment protection requirements, because the original environment protection system at the Chongqing facility was not compliant with the new requirements. In July 2013, the Group completed a glycerin recycling system upgrade at the Chongqing facility.

6. INTANGIBLE ASSET

Intangible asset at December 31, 2010 represented three gas station operating permits purchased as follows:

	December 31, 2010	December 31, 2009

Gas station operating permits	19,835,905	-
Less: Accumulated amortization	281,004	-

	$19,554,901	$-

As required by the PRC laws and regulations, the Group is required to have an operating permit to operate gas stations.  In 2010, gas station operating permits of $7,070,384, $9,086,269 and $3,679,252 was acquired in connection with the acquisition of Shenmu, Jinzheng and Xinyuan, respectively (see Note 16). The gas station operating permits are amortized over a weighted average period of approximately 35 years.  Amortization expense for the years ended December 31, 2010 and 2009 was $281,004 and nil, respectively.  Estimated amortization expense of intangible asset for the next five years is $528,149 in each year from 2011 to 2015.

7. LAND USE RIGHTS

At December 31, 2010 and 2009, land use rights consisted of the following:

	December 31, 2010	December 31, 2009

Land use rights	13,092,167	-
Less: Accumulated amortization	246,180	-
Less: Impairment on land use rights	-	-
	$12,845,987	$-

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights have terms of 17 and 70 years. The Company amortizes the land use rights over the term of the respective land use right. For the years ended December 31, 2010 and 2009, amortization of land use rights amounted to $246,180 and $-0-, respectively. Estimated amortization expense of intangible asset for the next five years is $346,146 in each year from 2011 to 2015.

As of December 31, 2010, the Group pledged its land use rights with an original carrying amount of approximately $5,213,000 as security for a short-term bank loan (See Note 9).

8. LEASE PREPAYMENTS

Lease prepayments mainly represented prepaid lease for retail gas stations, and analyzed as follows:

	December 31, 2010	December 31, 2009

Prepaid lease for retail gas stations	$32,545,123	$27,019,942
Other lease prepayments	600,617	435,840
	33,145,740	27,455,782
Less: current portion amount to be expensed in one year	3,787,878	2,835,097
Non-current portion	$29,357,862	$24,620,685

The Company leases retail gas stations under long-term lease agreements of 5 to 30 years.  The leases involve both land use right and gas station building and equipment.  Under the terms of the lease agreements, the Group is required to make advance lease payment for the entire lease term.  The leases payments are mainly attributed to the land use right elements which are accounted for as operating leases according to ASC 840, Leases .  The remaining lease payments attributable to the gas station building and equipment element are insignificant.  Expected operating lease expense for the next five years is $257,576 in 2011, $257,576 in 2012, $257,273 in 2013, $257,273 in 2014 and $257,273 in 2015.

9. SHORT-TERM BANK LOANS

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	Years ended December 31,
	2010	2009

Deferred tax assets
- Tax loss carryforwards	$315,939	$310,819
Total gross deferred tax assets	315,939	310,819

Less: valuation allowance	(315,939)	(310,819)
Net deferred tax assets	$-	$-

Deferred tax liabilities
- Property, plant and equipment	$(268,598)	-
- Intangible asset	(3,967,217)	-
- Land use right	(922,884)	-
Net deferred tax liabilities	$(5,158,699)	$-

Classification on consolidated balance sheets

Deferred tax liabilities – Non-current	$(5,158,699)	$-

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

According to the prevailing PRC income tax law and its relevant regulations, non-PRC-resident enterprises are levied withholding tax at 10%, unless reduced by tax treaties or similar arrangements, on dividends from their PRC-resident investees for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax.  Further, the Company’s distribution from its PRC subsidiary and the consolidated variable interest entity are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to the Group’s policy of reinvested permanently its earnings in its PRC business, the Group has not provided for deferred income tax liabilities for U.S. federal income tax purposes on its PRC subsidiary and consolidated variable interest entity’s undistributed earnings of $141,357,000 and $83,175,000 as of December 31, 2010 and 2009, respectively.

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

Subsequent to December 31, 2010, on January 3, 2011, the Company entered into a securities purchase agreement with certain investors for the private placement of an aggregate of 3,453,572 shares of the Company’s common stock with a par value of $0.0001 per share and 3,453,572 warrants to purchase 1,726,786 shares of the Company’s common stock. The warrants issued have a six-month exercise period with an exercise price of $7.00 per share. The warrants were exercisable and fully vested upon issuance. The total gross proceeds received were $24,175,004 and underwriting commissions, legal fees and offering expenses were $1,271,152.

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

13. STOCK-BASED COMPENSATION

The Company’s stock option plans permit the grant of stock options to its employees and nonemployees under 2003 Equity Incentive Program (“Program”), under which 6,000,000 options were authorized by the Board of Directors and the Compensation Committee.  The Company believes that such awards better align the interests of the stock option grantees with those of its stockholders.  Option awards are generally granted with an exercise price not less than the fair market value of a share on the date of the grant of the options.  The option awards granted should be exercised by the grantees no later than the tenth anniversary (the fifth anniversary if the grantees is a ten percent stockholder) of the grant date.  The outstanding numbers of options under the Program were 2,340,800 and5,252,800 as of December 31, 2010 and 2009.

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

Summary of assumptions for the valuation of stock options granted based on the Black-Scholes Option Pricing Model during the years ended December 31, 2010 and 2009:

	Options granted in 2010	Options granted in 2009

Expected dividend yield	Nil	Nil
Expected volatility	76.93~87.99%	87.99%~103.58%
Risk-free interest rate	0.08~3.36%	0.06%~3.25%
Expected term	5~10 years	5 years
Fair value of underlying common stock (per share)	$6.75~$8.98	$4.25~$7.04

Following is a summary of stock option activities for the two years ended December 31, 2010:

		Weighted	Weighted average
		average	remaining
	Number	exercise prices	contractual term	Aggregate
	of options	per share	in years	intrinsic value

Balance at December 31, 2008	40,000	$4.00	9.13
Granted	537,200	4.56
Balance at December 31, 2009	577,200	$4.31	1.28
Granted	2,912,000	7.09
Exercised	552,200	7.04
Forfeited	25,000	7.04
Balance at December 31, 2010	2,912,000	$7.05	5.18	$925,680
Exercisable at December 31, 2010	468,550	$6.82	5.51	$247,375

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Years ending December 31:

2011	$257,576
2012	257,576
2013	227,273
2014	227,273
2015	227,273
Years thereafter, through 2024	1,143,939

Total minimum lease payments	$2,340,910

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years indicated:

	Years ended December 31,
	2010	2009
Numerator:
Net income attributable to China Integrated Energy Inc.	$53,819,001	$37,870,963

Shares (denominator):

Weighted average ordinary shares outstanding-basic	33,702,792	28,230,461
Plus: Weighted average incremental shares from assumed conversion of convertible preferred stock	6,256,605	6,836,687

Weighted average incremental shares from assumed exercise of warrants and options	2,240,397	1,187,827
Weighted average ordinary shares outstanding used in computing diluted earnings per ordinary share	42,199,794	36,254,975

Earnings per ordinary share-basic	$1.60	$1.34
Earnings per ordinary share-diluted	$1.28	$1.04

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

Segment information is as follows:

	Years ended December 31,
	2010	2009
Sales
Wholesale distribution of finished oil and heavy oil	$273,082,322	$196,779,711
Production and sale of biodiesel	74,916,830	54,882,942
Operation of retail gas stations	90,683,502	37,909,400
Total	$438,682,654	$289,572,053

Cost of sales
Wholesale distribution of finished oil and heavy oil	$244,638,195	$175,227,484
Production and sale of biodiesel	52,040,039	37,995,048
Operation of retail gas stations	78,820,697	34,878,807
Total	$375,498,931	$248,101,339

Gross profit
Wholesale distribution of finished oil and heavy oil	$28,444,127	$21,552,227
Production and sale of biodiesel	22,876,791	16,887,894
Operation of retail gas stations	11,862,805	3,030,593
Total	$63,183,723	$41,470,714

Total assets
Wholesale distribution of finished oil and heavy oil	$146,648,200	$114,978,949
Production and sale of biodiesel	59,126,210	18,339,605
Operation of retail gas stations	61,584,760	30,255,107
Total	$267,359,170	$163,573,661

Capital expenditures
Wholesale distribution of finished oil and heavy oil	$161,196	$381,587
Production and sale of biodiesel	27,530,335	-
Operation of retail gas stations	15,579,183	-
Total	$43,270,714	$381,587

Depreciation and amortization
Wholesale distribution of finished oil and heavy oil	$230,910	$161,511
Production and sale of biodiesel	991,015	984,027
Operation of retail gas stations	416,144	-
Total	$1,638,069	$1,145,538

The following is a reconciliation of the Group’s gross profit to earnings before income tax:

	Years ended December 31,
	2010	2009
Gross profit	$63,183,723	$41,470,714
Unallocated head office expenses	8,938,859	3,976,121
Income from operations	54,244,864	37,494,593
Other (expenses) income	(199,062)	376,370
Earnings before income tax	$54,045,802	$37,870,963

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

Subsequent to December 31, 2010, on April 8, 2011, Xi’an Baorun Industrial Development Co., Ltd. (“Xi’an Baorun”), the variable interest entity and deemed subsidiary through certain contractual relationships of China Integrated Energy, Inc., a Delaware corporation (the “Company”), received a written notice dated April 6, 2011 (the “Termination Notice”) from Shaanxi Highway Services Co., Ltd. (the “Shaanxi Highway Department”) notifying Xi’an Baorun that the Shaanxi Highway Department is terminating the Gas Station Leasing and Operation Agreement dated May 20, 2008 (the “Agreement”) between Xi’an Baorun and the Shaanxi Highway Department, pursuant to which four gas stations are leased to Xi’an Baorun by the Shaanxi Highway Department. The Shaanxi Highway Department has recalled all of the 32 gas stations that are currently being leased by the Shaanxi Highway Department to third parties, including the four gas stations operated by Xi’an Baorun. This reduces the total number of gas stations leased by Xi’an Baorun from thirteen to nine.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

On May 28, 2014, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) informed Mr. Stephen Markscheid that it was not going to renew his independent director agreement for the 2014-2015 year.

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

Larry Brown, et al. v. China Integrated Energy, Inc. et al., (Consolidated Class Action), District Court for the Central District of California; Case No. CV-11-02559-MMM-PLAx: This is a putative shareholder consolidated class action initiated on March 25, 2011 against the Company, certain of its current and former officers and directors, and its former auditors alleging violations of the United States securities laws (including alleged misrepresentations as to the Company’s financial condition and the non-disclosure of related-party transactions in violation of sections 10b and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933 ). The Consolidated Class Action Complaint, filed on December 20, 2011, seeks the recovery of unspecified compensatory damages, as well as the costs of suit, primarily based upon short-seller analyst reports published in or about March 2011 (which reports prompted a thorough independent review by the Company’s audit committee). On February 22, 2012, the Company filed a motion to dismiss the action for failure to state a legally viable claim. By Order dated April 2, 2012, the Court denied the Company’s motion to dismiss. Thereafter, the proceeding has entered into the discovery phase, and on August 15, 2013, plaintiff filed a motion for class certification. .. Defendants filed a motion to exclude the declarations and testimony of the two experts upon whom plaintiff relied in seeking class certification. By order dated August 4, 2014, the Court granted defendants’ motion to exclude plaintiff’s experts and denied plaintiff’s motion for class certification, without prejudice to renewal. The Company intends to vigorously defend the claims. As of this date, and given the ongoing and early stages of discovery in the action, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

In re China Integrated Energy, Inc. Stockholder Litigation, (Consolidated) Delaware Court of Chancery, C.A. No. 6625-VCL: Initiated by three separate shareholder actions filed on June 30, 2011, July 7, 2011 and May 2, 2012 following a number of short-seller analyst reports, this is a consolidated derivative action brought on behalf of the Company against current and former officers and directors of the Company alleging that certain officers and directors made misrepresentations concerning the Company’s financial condition; entered into transactions that were not authorized by the Board of Directors; and/or otherwise breached their fiduciary duties. The shareholders asserted an independent claim against the Company, seeking to compel an annual meeting of the shareholders pursuant to section 8 of the Delaware Corporate Law. Each of the Company’s current and former officers and directors filed motions to dismiss the claims asserted against them, and intend to vigorously defend the claims asserted against them. Prior to the resolution of the pending motions, in March 2013, the parties stipulated to stay further litigation of the claims pending the resolution of a class action litigation initiated in California (described below). By further stipulation, the shareholder plaintiffs and the Company agreed upon conditions for the scheduling and occurrence of a shareholder meeting, and by amended order of the court dated October 7, 2013, the Company has been directed to hold such a meeting on or before December 31, 2013. The annual meeting was held on December 20, 2013. As of this date, we are unable to provide an evaluation of the likely outcome or give a range of potential loss.

20. SUBSEQUENT EVENTS

In January 2011, the Company entered into an agreement with certain institutional investors for a registered direct offering of 3,453,572 shares of the Company’s common stock with a par value of $0.0001 per share at a price of $7.00 per share and 2,185,716 warrants for an aggregate gross proceeds of $24.17 million.

On April 21, 2011, Mr. Larry Goldman, an independent director of the Company advised the Company that he has decided to resign from his position as a director on the Company’s Board of Directors, and from his position as a member of the Audit, Compensation and Nominating and Corporate Governance Committees, for personal reasons.  At the time of his resignation, Mr. Goldman also served as Chairman of the Audit Committee.

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

Starting in mid 2012, The Group’s biodiesel production plant located in Tongchuan City, commenced the process of being repaired and modernized due to the corrosion of certain production equipment. The Tongchaun City plant has a 100,000-ton design capacity, but a 90,000 ton production capacity. The Group has to perform a technological upgrade to its production equipment and process to utilize a new non-acid based catalyst. The Group begun this project in the second fiscal quarter of 2012 and expects to complete the construction and testing at the end of 2014.

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

On May 28, 2014, the board of directors (the “Board”) of China Integrated Energy, Inc. (the “Company”) informed Mr. Stephen Markscheid that it was not going to renew his independent director agreement for the 2014-2015 year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Integrated Energy, Inc.

By:	/s/ Gao Xincheng
Name: Gao Xincheng
Title: Chief Executive Officer and President

September 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gao Xincheng	Chairman of the Board, Chief Executive	September 2, 2014
Gao Xincheng	Officer and President (principal executive officer)

/s/ Li Gaihong	Chief Financial Officer (principal	September 2, 2014
Li Gaihong	financial and accounting officer), Executive Vice President and Director

/s/ Liren Wei	Director	September 2, 2014
Liren Wei